Form 10-Q
period 2025-09-30
BEST SPAC I Acquisition Corp.
filed 2025-11-12
CIK 2051587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, 6,024,500 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,375,000 Class B ordinary shares were issued and outstanding.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,379,092	$—
Prepaid expenses	190,063	15,000
Total current assets	1,569,155	15,000

Deferred offering costs	—	12,500
Investments held in Trust Account	55,663,293	—
Total Assets	$57,232,448	$27,500

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$220,159	$3,000
Due to a related party	—	2,500
Total current liabilities	220,159	5,500

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 5,500,000 shares issued and outstanding subject to possible redemption as of September 30, 2025 and none issued and outstanding as of December 31, 2024	53,737,134	—

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 524,500 shares issued and outstanding (excluding 5,500,000 shares subject to possible redemption) as of September 30, 2025 and none issued and outstanding as of December 31, 2024	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,375,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024(1)	—	—
Addition paid-in capital	3,084,250	25,000
Retained earnings (accumulated deficit)	190,905	(3,000)
Total shareholders’ equity	3,275,155	22,000
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$57,232,448	$27,500

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025

General and administrative expenses	$423,606	$557,829
Loss from Operations	(423,606)	(557,829)
Other income:
Interest income	589,141	676,905
Gain on expiration of over-allotment option liability	74,829	74,829
Income before tax expense	240,364	193,905
Tax expense	—	—
Net income	$240,364	$193,905

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,500,000	2,135,531
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.35
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,966,755	1,738,061
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.13)	$(0.32)

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’

(DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary shares				Additional	Retained earnings	Total shareholders’
	Class A		Class B		paid-in	(accumulated	(deficit)
	Shares	Amount	Shares(1)	Amount	capital	deficit)	equity
Balance – December 31, 2024 (Audited)	—	$—	1,375,000	$—	$25,000	$(3,000)	$22,000
Net loss	—	—	—	—	—	(40,668)	(40,668)
Balance – March 31, 2025 (Unaudited)	—	$—	1,375,000	$—	$25,000	$(43,668)	$(18,668)
Issuance of Private Placement Units	277,000	—	—	—	2,770,000	—	2,770,000)
Issuance of representative shares	247,500	—	—	—	544,500	—	544,500
Issuance of Public Rights, net of issuance cost	—	—	—	—	1,176,601	—	1,176,601
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(87,764)	—	(87,764)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(106,174)	—	(106,174)
Net loss	—	—	—	—	—	(5,791)	(5,791)
Balance – June 30, 2025 (Unaudited)	524,500	—	1,375,000	—	4,322,163	(49,459)	4,272,704
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(575,529)	—	(575,529)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(662,384)	—	(662,384)
Net income	—	—	—	—	—	240,364	240,364
Balance as of September 30, 2025 (Unaudited)	524,500	$—	1,375,000	$—	$3,084,250	$190,905	$3,275,155

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

For the Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$193,905
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(663,293)
Gain on expiration of over-allotment option liability	(74,829)
Changes in operating assets and liabilities:
Prepaid expenses	(175,063)
Accounts payable and accrued expenses	205,146
Net Cash Used in Operating Activities	(514,134)

Cash Flows from Investing Activity:
Purchase of investments held in Trust Account	(55,000,000)
Net Cash Used in Investing Activity	(55,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	55,000,000
Proceeds from sale of private placement units	2,770,000
Payment of underwriter commissions	(550,000)
Payment of offering costs	(324,274)
Repayment to a related party	(2,500)
Net Cash Provided by Financing Activities	56,893,226

Net Change in Cash	1,379,092

Cash, Beginning of Period	—
Cash, End of Period	$1,379,092

Supplemental Disclosure of Cash Flow Information:
Initial classification of ordinary shares subject to redemption	$52,305,283
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,431,852
Deferred offering costs paid via promissory note – related party	$28,274

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

The Company has two wholly owned inactive subsidiaries, High Distinction Group Limited, a Cayman Islands exempted company formed on September 1, 2025 (the “Purchaser”), and BEST SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company formed on September 2, 2025 (the “Merger Sub”).

As of September 30, 2025, the Company had not commenced any operations. All activities for the period from December 13, 2024 (inception) through September 30, 2025 relates to the Company’s formation and its initial public offering (the “IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is BEST SPAC I (Holdings) Corp., a British Virgin Islands business company (the “Sponsor”).

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

Total transaction costs amounted to $1,518,116, consisting of $550,000 underwriting commissions which was paid in cash at the closing date of the IPO, the fair value of $544,500 of the Representative Shares (discussed below), and $423,616 of other offering costs. At the closing date of the IPO, cash of $1,919,995 was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

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

Following the closing of the IPO on June 16, 2025, an amount of $55,000,000 ($10.00 per Unit) from the net proceeds of the sale of Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account are initially to be held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other material provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law and as further described in the Prospectus. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the Prospectus).

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,500,000 Class A ordinary shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period leading up to a business combination.

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

Merger Agreement

On September 25, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) HDEducation Group Limited, a Cayman Islands exempted company (“HDE”); (ii) the Purchaser; and (iii) the Merger Sub.

Pursuant to the terms of the Merger Agreement, upon the closing of the transactions contemplated in the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”) and the Merger Sub shall become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger; and (ii) within two business days following the Reincorporation Merger, the Merger Sub will merge with and into HDE, the separate corporate existence of the Merger Sub will cease and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued class A ordinary shares of the Purchaser (“Purchaser Class A Ordinary Shares”) and class B ordinary shares of the Purchaser (“Purchaser Class B Ordinary Shares” and collectively with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) valued at $10.00 per share, plus such additional shares of Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal US$300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. Certain shareholders and holders of equity awards of HDE (the “Earnout Shareholders”) shall have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which shall vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, the Sponsor, and certain shareholders of HDE (together with the Sponsor, the “Supporting Shareholders”) entered into a voting and support agreement (the “Voting and Support Agreement”) pursuant to which the Supporting Shareholders and have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

The Merger Agreement also provides that, upon consummation of the transactions, the parties will enter into the following additional agreements:

At the closing, the Purchaser will enter into a registration rights agreement (the “Registration Rights Agreement”) with certain shareholders of HDE and the Company with respect to the shares of the Purchaser issued or issuable in connection with the Business Combination. Either the holders of a majority-in-interest of the registrable securities or the Sponsor has no more than three (3) demand registration rights for its registrable securities. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to such shareholders, subject to underwriter cutbacks and issuer blackout periods. The Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

At the closing, the Sponsor and certain shareholders of HDE will enter into a lock-up agreement (the “Lock-Up Agreement”) with the Purchaser, pursuant to which the Sponsor and such shareholders will agree, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any ordinary shares of the Company, HDE and the Purchaser, and the shares of the Purchaser that such shares will be converted into in connection with the Business Combination, in each case, held by, or beneficially owned by, the Sponsor or such shareholders immediately after the closing of the Business Combination, for a period of 180 days after the closing. The lock-up shares will be subject to early release from lock-up if the closing price of the Purchaser Class A Ordinary Shares on the Nasdaq Stock Market for any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $12.00 (or $17.00 for the earnout shares), as applicable (as adjusted for share splits, share capitalization, subdivisions, reorganization, recapitalization and other similar arrangements).

Going Concern Consideration

As of September 30, 2025, the Company had cash of $1,379,092 and a working capital of $1,348,996. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares and loan proceeds from the Sponsor of up to $350,000 under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside the Trust Account. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. If the Company is unable to complete its Business Combination within the Combination Period (unless extended) or because it does not have sufficient funds available, it may cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by June 16, 2026 (assuming no extension), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of these circumstances and the ongoing conflicts in Ukraine, the Middle East and Southwest Asia and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period from December 13, 2024 (inception) to December 31, 2024 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported income and expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,379,092 and $0 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had $55,663,293 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

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

Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$55,000,000
Subtract:
Proceeds allocated to Public Rights	(1,210,000)
Allocation of offering costs related to redeemable shares	(1,484,717)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	663,293
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	768,558
Class A ordinary shares subject to possible redemption – September 30, 2025	$53,737,134

Offering Costs Associated with Initial Public Offering

Offering costs were $1,518,116, consisting of $550,000 underwriting commissions, the fair value of $544,500 Representative Shares and $423,616 legal and other offering expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, Public Rights and Private Placement Units based on the relative fair values of public shares, Public Rights and Private Placement Units. Accordingly, $1,484,717 was allocated to public shares and charged to temporary equity, and $33,399 was allocated to Public Rights and Private Placement Units and charged to shareholders’ equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of income is based on the following:

	For the three months ended September 30,	For the nine months ended September 30,
	2025	2025
Net income	$240,364	$193,905
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(575,529)	(663,293)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	(662,384)	(768,559)
Net loss including accretion of ordinary shares to redemption value	$(997,549)	$(1,237,947)

	For the three months ended September 30,		For the nine months ended September 30,
	2025		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(734,794)	$(262,756)	$(682,485)	$(555,461)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	575,529	—	663,293	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	662,385	—	768,559	—
Allocation of net income (loss)	503,120	(262,756)	749,366	(555,461)

Denominator:
Basic and diluted weighted average shares outstanding	5,500,000	1,966,755	2,135,531	1,738,061
Basic and diluted net income (loss) per ordinary share	$0.09	$(0.13)	$0.35	$(0.32)

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of income.

As the rights to be issued upon the closing of the IPO and sale of private placement units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period after the initial Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On January 1, 2025, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable promptly after the date on which the Company consummated an initial public offering of its securities or the date on which the Company determined not to conduct an initial public offering of its securities. The Company subsequently repaid the $79,122 outstanding balance under the promissory note on August 13, 2025. As of September 30, 2025 and December 31, 2024, the Company did not have any loans outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Extension Loans

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $550,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,100,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Extension Loans.

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

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted the underwriter a right of first refusal to act as sole underwriter, sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 12 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in the event that a target company – in connection with a Business Combination – sources a private placement of public equity (a “PIPE”), and the target company directly introduces investors (exclusive of any investors previously introduced by the underwriter), then the underwriter will not receive a fee on any proceeds received from investors directly introduced by the target company in connection with the PIPE. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

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

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with HDE, the Purchaser and the Merger Sub, as disclosed in Note 1.

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2025 and December 31, 2024, there were 524,500 and none Class A ordinary shares issued or outstanding (excluding 5,500,000 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On December 13, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.016 per share, including an aggregate of up to 206,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As of September 30, 2025 and December 31, 2024, there were 1,581,250 Class B ordinary shares issued and outstanding, including an aggregate of up to 206,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

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

Rights — As of September 30, 2025 and December 31, 2024, there were 5,500,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$55,663,293	$55,663,293	—	—

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

	September 30, 2025	December 31, 2024
Cash	$1,379,092	$—
Prepaid expenses	$190,063	$15,000
Deferred offering costs	$—	$12,500
Investments held in Trust Account	$55,663,293	$—
Total Assets	$57,232,448	$27,500

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
General and administrative expenses	$423,606	$557,829
Interest earned on investments held in Trust Account	$575,529	$663,293

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

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent event that would have required disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “BSAA,” “our,” “we,” “us” or the “Company” refer to BEST SPAC I Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BEST SPAC I (Holdings) Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering and in our other filings filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on December 13, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

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

In connection with the IPO, the Company issued to Maxim Group LLC and/or its designees (“Maxim”), the representative of the underwriters, an aggregate of 247,500 Representative Shares for no consideration.

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

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with (i) HDEducation Group Limited, a Cayman Islands exempted company (“HDE”); (ii) High Distinction Group Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”); and (iii) BEST SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”).

Pursuant to the terms of the Merger Agreement, upon the closing of the transactions contemplated in the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and the Merger Sub shall become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger; and (ii) within two business days following the Reincorporation Merger, the Merger Sub will merge with and into HDE, the separate corporate existence of the Merger Sub will cease and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued Purchaser Class A Ordinary Shares and Purchaser Class B Ordinary Shares valued at $10.00 per share, plus such additional shares of Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal US$300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. The Earnout Shareholders shall have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which shall vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, Best SPAC I (Holdings) Corp., and certain shareholders of HDE entered into the Voting and Support Agreement, pursuant to which the Supporting Shareholders and have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

The Merger Agreement also provides that, upon consummation of the transactions, the parties will enter into the following additional agreements:

At the closing, the Purchaser will enter into a the Registration Rights Agreement with certain shareholders of HDE and the Company with respect to the shares of the Purchaser issued or issuable in connection with the Business Combination. Either the holders of a majority-in-interest of the registrable securities or the Sponsor has no more than three (3) demand registration rights for its registrable securities. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to such shareholders, subject to underwriter cutbacks and issuer blackout periods. The Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

At the closing, the Sponsor and certain shareholders of HDE will enter into the Lock-Up Agreement with the Purchaser, pursuant to which the Sponsor and such shareholders will agree, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any ordinary shares of the Company, HDE and the Purchaser, and the shares of the Purchaser that such shares will be converted into in connection with the Business Combination, in each case, held by, or beneficially owned by, the Sponsor or such shareholders immediately after the closing of the Business Combination, for a period of 180 days after the closing. The lock-up shares will be subject to early release from lock-up if the closing price of the Purchaser Class A Ordinary Shares on the Nasdaq Stock Market for any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $12.00 (or $17.00 for the earnout shares), as applicable (as adjusted for share splits, share capitalization, subdivisions, reorganization, recapitalization and other similar arrangements).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 13, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare, and consummate, for the IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net income of $240,364, which consisted of general and administrative expenses of $423,606, offset by interest income of $589,141 and gain on expiration of over-allotment option liability of $74,829. For the nine months ended September 30, 2025, we had a net income of $193,905, which consisted of general and administrative expenses of $557,829, offset by interest income of $676,905 and gain on expiration of over-allotment option liability of $74,829.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $350,000 (see Note 5). On June 16, 2025, the Company consummated the IPO of 5,500,000 Units. Each Unit consists of one Class A ordinary share and one Public Right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000. The Company granted the underwriters a 45-day option to purchase up to 825,000 additional Units to cover over-allotments, if any, which expired unexercised on July 27, 2025. The total aggregate issuance by us of 5,500,000 units at a price of $10.00 per Unit resulted in a total gross proceeds of $55,000,000. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

On June 16, 2025, simultaneously with the closing of the IPO, the Company consummated the Private Placement with BEST SPAC I (Holdings) Corp., the Company’s sponsor, of 277,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the Units sold in this offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until the completion of our initial business combination.

Following the IPO and the sale of the Private Placement Units, a total of $55,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account’), and the Company had $1,919,995 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. The Company incurred $1,518,116 in transaction costs, including $550,000 of underwriting commissions which was paid in cash at the closing date of the IPO, the fair value of the Representative Shares of $544,500, and $423,616 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our Sponsor and up to $350,000 in loans from our Sponsor under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full. The promissory note was terminated after the repayment. As of September 30, 2025, no amount was outstanding under the promissory note with our Sponsor.

As of September 30, 2025, the Company had $1,379,092 of cash on hand and working capital of $1,348,996. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination by June 16, 2026 (assuming no extension), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

Pursuant to the underwriting agreement entered into on June 12, 2025, we paid the underwriters a cash underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $550,000, upon the closing of the IPO. Additionally, we issued to Maxim 247,500 Representative Shares at the closing of the IPO, for no consideration, subject to the terms of the underwriting agreement. Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, Maxim has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,500,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement dated September 25, 2025 by and among BEST SPAC I Acquisition Corp., High Distinction Group Limited, BEST SPAC I Mini Sub Acquisition Corp., and HDEDUCATION GROUP LIMITED (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 26, 2025).
10.1	Voting and Support Agreement, dated September 25, 2025 by and among BEST SPAC I Acquisition Corp., High Distinction Group Limited and the Supporting Shareholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 26, 2025).
10.2	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 26, 2025).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 26, 2025).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley A
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST SPAC I ACQUISITION CORP.

Date: November 12, 2025	By:	/s/ Xiangge Liu
	Name:	Xiangge Liu
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)