Form 10-K
period 2025-12-31
BEST SPAC I Acquisition Corp.
filed 2026-02-09
CIK 2051587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 001-42700

BEST SPAC I ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701, 7/Floor United Building 17-19 Jubilee Street Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852 9828 3397
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share	BSAAU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	BSAA	The Nasdaq Stock Market LLC
Rights	BSAAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $55,220,000.

As of February 9, 2026, 6,024,500 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,375,000 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BEST SPAC I ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on June 13, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

BEST SPAC I Acquisition Corp. (the “Company”) is a blank check company incorporated as a British Virgin Island (“BVI”) business company on December 13, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Initial Public Offering and Private Placement

On June 16, 2025, the Company consummated its initial public offering (“IPO”) of 5,500,000 units (“Units”). Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-tenth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 277,000 units (the “Private Placement Units”) to BEST SPAC I (Holdings) Corp. (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000. The Private Placement Units are identical to the Units sold in the IPO. Additionally, the Sponsor and holders of our Founder Shares (as defined below) (the “initial shareholders”) agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances) until after the completion of the Company’s initial business combination. Such initial shareholders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on July 27, 2025.

On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

In connection with the IPO, the Company issued to Maxim Group LLC and/or its designees (“Maxim”), the representative of the underwriters in the IPO, an aggregate of 247,500 Class A ordinary shares for no consideration (the “Representative Shares”).

A total of $55,000,000 was placed in the trust account established for the benefit of our public shareholders and the underwriters of the IPO (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other material provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law and as further described in the Prospectus. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from December 13, 2024 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the IPO, and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On August 6, 2025, the Company announced that holders of the Company’s Units may elect to separately trade the Class A ordinary shares and rights included in its units commencing on or about August 7, 2025. The Class A ordinary shares and rights are currently trading on The Nasdaq Capital Market (“Nasdaq”) under the symbols “BSAA” and “BSAAR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “BSAAU”.

Merger Agreement

On September 25, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) HDEducation Group Limited, a Cayman Islands exempted company (“HDE”); (ii) High Distinction Group Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Purchaser”); and (iii) BEST SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Company (the “Merger Sub”). Pursuant to the terms of the Merger Agreement, upon the closing of the transactions contemplated in the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”) and the Merger Sub will become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger; and (ii) within two business days following the Reincorporation Merger, the Merger Sub will merge with and into HDE, the separate corporate existence of the Merger Sub will cease and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued class A ordinary shares of the Purchaser (“Purchaser Class A Ordinary Shares”) and class B ordinary shares of the Purchaser (“Purchaser Class B Ordinary Shares” and collectively with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) valued at $10.00 per share, plus such additional Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal $300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. Certain shareholders and holders of equity awards of HDE will have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which will vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, the Sponsor, and certain shareholders of HDE (together with the Sponsor, the “Supporting Shareholders”) entered into a voting and support agreement pursuant to which the Supporting Shareholders have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

Competitive Strengths

We will seek to capitalize on the experience and networks of the members of our management team: Mr. Xiangge Liu, Mr. Heyi Chen, Ms. Prescille Chu Cernosia, and Mr. Huachen Zhang. Our team consists of seasoned and experienced professionals who have significant experience in both public and private companies. Members of our management also have extensive experience in sourcing and evaluating potential investment targets as well as deal negotiation, corporate finance, business operations and management. Our team has developed a proprietary network of relationships with business leaders, investors and intermediaries that we believe can generate deal flow for us. We believe our team has the ability to source attractive deals and find good investment opportunities from sources in their networks.

Mr. Xiangge Liu, our Chief Executive Officer, Chief Financial Officer and Chairman, has over 25 years of extensive experience in private equity, project finance and advisory services. Mr. Huachen Zhang, our Independent Director, has expertise in the finance, investment management and business strategy space, having served various leadership positions in finance firms. Mr. Heyi Chen, our Independent Director, is an experienced leader in investment and asset management with almost two decades of experience in the finance sector. Ms. Prescille Chu Cernosia, our Independent Director, has over 20 years of experience in fundraising and management roles, having served in senior leadership roles in colleges and other businesses across North America and Asia.

We believe the experience and network of relationships of our management team will give us distinct advantages in sourcing, structuring and consummating a business combination. Our management and director team come from backgrounds ranging from over two decades of experience in finance, capital markets and entrepreneurship. We also believe that our mixture of skills, including experience with business development, entrepreneurship, investment, finance and marketing, will provide us access to proprietary deals and assist us in identifying and evaluating a target, manage risk and effect a successful business combination. However, none of our management team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

Our management and director team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein.

The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the Prospectus). There will be no redemption rights upon the completion of our initial business combination with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”). Maxim, our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (and their permitted transferees will agree) to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and/or Representative Shares. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Redemption of public shares and liquidation if no initial business combination

The Company initially has 12 months from the closing of the IPO (or up to 18 months if the Company extends the date by which it has to complete a business combination) (the “Combination Period”) to consummate an initial business combination. If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholder and Maxim have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares, and Representative Shares if we fail to consummate our initial business combination within the required time period.

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after the initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our Private Placement Units, which will expire worthless in the event we do not consummate our initial business combination within the Combination Period. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we do not complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such party may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with a third party if management believes that such third party’s engagement would be the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets; in each case less taxes payable and up to $100,000 of interest that may be released to the Company to pay liquidation and dissolution expenses, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to funds not placed in the trust with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended (the “Insolvency Act”) (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the Combination Period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Acquisition Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular industry or country, although we intend to focus on businesses in the consumer goods industry, an area where we believe has an optimistic growth trajectory for the coming years. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally. Since our Sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located or have significant ties to China, we may acquire a target business that is based, from, expanded or has operations in China.

We will seek to capitalize on the strength of our management team. We believe that our board and management’s experiences, from evaluating assets through investing, company building and strategic management, will enable us to identify and execute an initial business combination with an attractive company or businesses within the consumer goods industry. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent firm that commonly renders valuation opinions, independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Investment Criteria

Consistent with our acquisition strategy, we have identified the following criteria to evaluate prospective target businesses. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $100,000,000 and $600,000,000. Although we may decide to enter into our initial business combination with a target business that does not meet any of the criteria described below, it is our intention to acquire companies that we believe:

●	Has a competitive advantage. We intend to look for companies whose products and services are defensible and afford a differentiation solution to customers.

●	Has a strong management team that can create significant value for the target company. We are looking for proven management with a track record of executing and growing platforms who can credibly operate within public markets.

●	Is ready to be public, and will benefit from access to capital market. We will look for public-ready target companies that can leverage access to capital markets to fuel their growth and increase shareholder value.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management or board of directors may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, or we seek to complete our initial business combination with a target that is affiliated with our Sponsor, officers or directors, we will obtain an opinion from an independent investment banking firm or an independent accounting firm or any other firm that commonly renders valuation opinions. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We have until the end of the Combination Period to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account (net of interest that may be used by us to pay our taxes payable and less up to $100,000 of interest to pay for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option) (subject to increase of up to an additional $0.20 per share in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full six months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Facilities

We currently maintain our executive offices at 701, 7/Floor United Building 17-19 Jubilee Street Hong Kong. We consider our current office space adequate for our current operations.

Competition

In identifying, evaluating and selecting an alternate target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement units and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Conflicts of Interest

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Furthermore, our sponsor and its affiliate(s), and each of our officers and directors presently have, and in the future any of our sponsor and its affiliate(s), our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such sponsor, affiliate(s), officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to complete on a reasonable basis. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have. As a result, the fiduciary duties, conflicts of interest or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 701, 7/Floor United Building 17-19 Jubilee Street Hong Kong. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “BSAAU” on June 13, 2025. The Class A ordinary shares and rights comprising the Units began separate trading on Nasdaq on August 7, 2025, under the symbols “BSAA” and “BSAAR,” respectively.

Holders of Record

As at February 9, 2026, there were 6,024,500 of our Class A ordinary shares issued and outstanding held by 3 shareholders of record and 1,375,000 of our Class B ordinary shares issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On December 13, 2024, the Company’s Sponsor paid $25,000, or approximately $0.016 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,581,250 Class B ordinary shares (the “Founder Shares”) with no par value, of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

On June 16, 2025, the Company consummated the IPO of 5,500,000 Units. Each Unit consists of one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $55,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 277,000 units at a price of $10.00 per unit, generating total proceeds of $2,770,000.

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on July 27, 2025.

On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

In connection with the IPO, the Company issued to Maxim, the representative of the underwriters in the IPO, an aggregate of 247,500 Class A ordinary shares for no consideration.

A total of $55,000,000 of the net proceeds from the IPO and the Private Placement were deposited into the Trust Account. None of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, and less up to $100,000 of interest to pay dissolution expenses, subject to applicable law and as further described in the Prospectus.

At December 31, 2025, the Company had $56,200,264 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our,” or “we” refer to BEST SPAC I Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the British Virgin Islands as a business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Units, the proceeds of the sale of our securities in connection with our initial business combination.

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

In connection with the IPO, the Company issued to Maxim an aggregate of 247,500 Representative Shares for no consideration.

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

On September 25, 2025, the Company entered into the Merger Agreement with (i) HDE, (ii) the Purchaser, and (iii) the Merger Sub.

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation, and (ii) within two Business Days following the Reincorporation Merger, the Merger Sub will merge with and into HDE and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued Purchaser Class A Ordinary Shares and Purchaser Class B Ordinary Shares valued at $10.00 per share, plus such additional shares of Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal $300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amounted, then divided by $10.00. Certain shareholders and holders of equity awards of HDE will have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which will vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, the Sponsor, and certain shareholders of HDE entered into a voting and support agreement pursuant to which the Supporting Shareholders have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

The Merger Agreement also provides that, upon consummation of the transactions, the parties will enter into the following additional agreements:

At closing, the Purchaser will enter into a registration rights agreement with certain shareholders of HDE and the Company with respect to the shares of the Purchaser issued or issuable in connection with the Business Combination. Either the holders of a majority-in-interest of the registrable securities or the Sponsor has no more than three (3) demand registration rights for its registrable securities. The registration rights agreement provides certain demand registration rights and piggyback registration rights to such shareholders, subject to underwriter cutbacks and issuer blackout periods. The Purchaser will agree to pay certain fees and expenses relating to registrations under the registration rights agreement.

At the closing, the Sponsor and certain shareholders of HDE will enter into a lock-up agreement with the Purchaser, pursuant to which the Sponsor and such shareholders will agree, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any ordinary shares of the Company, HDE and the Purchaser, and the shares of the Purchaser that such shares will be converted into in connection with the Business Combination, in each case, held by, or beneficially owned by, the Sponsor or such shareholders immediately after the closing of the Business Combination, for a period of 180 days after the closing. The lock-up shares will be subject to early release from lock-up if the closing price of the Purchaser Class A Ordinary Shares on Nasdaq for any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $12.00 (or $17.00 for the earnout shares), as applicable (as adjusted for share splits, share capitalization, subdivisions, reorganization, recapitalization and other similar arrangements).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for the IPO, and, following our IPO, searching for a Business Combination target and the negotiation with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had net income of $649,853 which consisted of general and administrative expenses of $651,369, offset by total interest income from our bank account and investments in Trust Account of $1,226,393 and gain on expiration of over-allotment option liability of $74,829.

For the year ended December 31, 2024, we had net loss of $3,000, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

On June 16, 2025, the Company consummated the IPO of 5,500,000 Unit. Each Unit consists of one Class A ordinary share and one right to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $55,000,000. The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on July 27, 2025.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 277,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $2,770,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Representative Shares, Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Rights or public rights.

The Representative Shares, Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until after the completion of the Company’s initial Business Combination, except to permitted transferees.

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

The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $350,000. On August 13, 2025, the Company repaid the promissory note in full. As of December 31, 2025, no amount was outstanding under the promissory note with our Sponsor.

As of December 31, 2025, we had marketable securities held in the Trust Account of $56,200,264 (including approximately $1,200,264 of interest income for the year ended December 31, 2025) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of December 31, 2025, the Company had $1,295,059 of cash on hand and working capital of $1,267,973.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2025 and 2024, no borrowing was outstanding under the Working Capital Loans.

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

In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if the Company is unable to complete a business combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and private units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). These securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

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

Pursuant to the terms of the Merger Agreement, upon the closing of the transactions contemplated in the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and the Merger Sub will become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger; and (ii) within two business days following the Reincorporation Merger, the Merger Sub will merge with and into HDE, the separate corporate existence of the Merger Sub will cease and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued Purchaser Class A Ordinary Shares and Purchaser Class B Ordinary Shares valued at $10.00 per share, plus such additional Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal $300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. Certain shareholders and holders of equity awards of HDE will have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which will vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, the Sponsor, and certain shareholders of HDE entered into a voting and support agreement pursuant to which the Supporting Shareholders have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,500,000 Class A ordinary shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of additional paid-in capital over an expected 12-month period, leading up to a business combination.

Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The audited consolidated statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented

Recent Accounting Standards

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2025:

Name	Age	Position
Mr. Xiangge Liu	59	Chief Executive Officer, Chief Financial Officer and Chairman
Mr. Huachen Zhang	33	Independent Director
Mr. Heyi Chen	41	Independent Director
Ms. Prescille Chu Cernosia	55	Independent Director

Mr. Xiangge Liu has served as our Chief Executive Officer, Chief Financial Officer and Chairman since December 2024. Mr. Liu has over 25 years of extensive experience in private equity, project finance and advisory services. Since December 2024, Mr. Liu has served as Chief Executive Officer, Chief Financial Officer, and Chairman of BEST SPAC II Acquisition Corp., a special purpose acquisition company which is in the process of completing its initial public offering. Since November 2024, Mr. Liu has served as an Independent Non-Executive Director of A SPAC III Acquisition Corp. Since September 2024, Mr. Liu has served as an independent director for Qifu Technology Inc, a Credit-Tech platform in China. Since 2022, Mr. Liu has served as an advisor to Homaer Capital, a financial services company, where he advised on strategic overseas investment opportunities. From 2011 to 2021, Mr. Liu served as the Managing Director and Responsible Officer of RRJ Management (HK), a licensed corporation under the Securities and Futures Ordinance of Hong Kong to carry out Type 1 (dealing in securities) and Type 4 (advising on securities) regulated activities, as the sub-adviser to RRJ Capital II Ltd, and general partner of RRJ Capital Master Fund, which focuses on equity investments. Mr. Liu obtained a master’s degree in business administration from Boston University in 1999 and a bachelor’s degree in finance from Beijing Foreign Studies University in 1989. We believe that Mr. Liu is qualified to serve on our board of directors based on his private equity, project finance & advisory expertise.

Mr. Huachen Zhang became our Independent Director on June 12, 2025. Mr. Zhang is a director nominee for BEST SPAC II Acquisition Corp., a special purpose acquisition company which is in the process of completing its initial public offering. Since September 2022, Mr. Zhang has served as the Co-CEO at GoFintech Innovation Limited (290.HK), a Hong Kong based investment holding company principally engaged in securities brokerage and margin financing. He is responsible for strategic investment as the role of CEO, and is involved in the growth of investment banking and asset management division business. From 2019 to 2022, Mr. Zhang served as the Managing Director at WealthKing Investment Limited (currently known as Wealthink AI-Innovation Capital Limited) (1140.HK), an investment company listed in Hong Kong. During his tenure, he was responsible for investment related activities, especially in private equity, and was involved in investment strategy making and portfolio management. Mr. Zhang obtained his Master of Science in Business Management from Hong Kong Baptist University in 2015, and his Bachelor of Business Administration from Shandong University of Finance and Economics in 2014. We believe that Mr. Zhang is qualified to serve on our board of directors based on his extensive experience serving in various investment and asset management companies.

Mr. Heyi Chen became our Independent Director on June 12, 2025. Since December 2024, Mr. Chen has served as the Chief Investment Officer of Visionary Capital Investment Limited, an investment company. He is responsible for the overall investment business From October 2021 to November 2024, Mr. Chen served as the Chief Operating Officer of Silverstone Investments Limited, a Hong Kong based investment firm. He was responsible for business development strategies for External Asset Manager, and research and investment strategies across various asset classes. From February 2016 to September 2021, Mr. Chen served as the Executive Director/Responsible Officer for CVP Asset Management, a Hong Kong asset management company. During his tenure, he was responsible for Type 9 asset management company set-up and ongoing regulatory compliance with the SFC, as well as for discretionary investment and fund raising. Mr. Chen obtained his Master of Arts in Psychology from The Chinese University of Hong Kong in 2025; Master of Science in Investment Management (Merit Degree Honor) from Cass Business School in 2007 and his Bachelor of Science in Economics from University College London in 2006. He is a Chartered Financial Analyst (CFA) charterholder from CFA Institute, and a Fellow Certified Practising Accountant (FCPA) charterholder from CPA Australia. We believe that Mr. Chen is qualified to serve on our board of directors based on his breadth of experience serving in various managerial roles in the financial services, asset management and investment related industries.

Ms. Prescille Chu Cernosia became our Independent Director on June 12, 2025. Ms. Cernosia is a director nominee for BEST SPAC II Acquisition Corp., a special purpose acquisition company which is in the process of completing its initial public offering. Since September 2024, Ms. Cernosia has served as a Director at Olin College of Engineering, where she is involved in partnerships and fundraising efforts. Since June 2024, Ms. Cernosia also serves as a franchise owner of Roxbury Alpha Fit Club LLC. In this role, Ms. Cernosia and her partners have purchased franchise rights for four locations of Alpha Fit Club in New Jersey and New York and currently operate one operation. From 2021 to 2024, Ms. Cernosia served as Director and Chief of Staff at Chainer Consultants, a venture capital family office in Hong Kong. In this role, Ms. Cernosia was responsible for operations and other strategic projects. From 2021 to 2024, Ms. Cernosia served as an Executive Director at Social Alpha Foundation. During her tenure, she managed the non-profit foundation in supporting non-commercial blockchain projects that focus on UN Sustainable Development Goals. She was involved in developing fundraising strategies, pipeline blockchain projects, and spoke at blockchain-for-impact events to increase awareness. From 2015 to 2021, Ms. Cernosia served as Director at the University of Chicago Booth School of Business. During her tenure, she was involved in managing a regional team and overseeing all development and alumni relations activities and budgets for the Asia region. Ms. Cernosia obtained a Master of Business Administration from University of Chicago — Booth School of Business in 1999, and a Bachelor of Science in Business Administration from Northeastern University in 1993. We believe that Ms. Cernosia is qualified to serve on our board of directors based on her extensive experience in leadership and business development roles across various sectors spanning educational institutions, sports and wellness, and financial services.

Our directors and officers will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members. Each of our directors will hold office for an indefinite term or a term fixed by a resolution of the holders of our Founder Shares. Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of ordinary shares of that class that have voted and are entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote by a majority of the holders of our Founder Shares. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2025 as the Company does not have any underlying business or employees, relying on reports and written approvals as required.

The members of the Audit Committee are Ms. Prescille Chu Cernosia, Mr. Heyi Chen and Mr. Huachen Zhang, each of whom is an independent director under Nasdaq’s listing standards. Mr. Huachen Zhang is the Chairperson of the audit committee. The Board has determined that Mr. Huachen Zhang qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of Ms. Prescille Chu Cernosia, Mr. Heyi Chen and Mr. Huachen Zhang, each of whom is an independent director under the Nasdaq listing standards. Mr. Huachen Zhang serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Compensation Committee

The Compensation Committee reviews the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025.

The members of the Compensation Committee are Ms. Prescille Chu Cernosia, Mr. Heyi Chen and Mr. Huachen Zhang, each of whom is an independent director under Nasdaq’s listing standards. Mr. Huachen Zhang is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care. This duty has been defined as a requirement to act as a reasonably diligent director having both the general knowledge, skill and experience that may reasonably be expected of a director carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, pursuant to our amended and restated memorandum and articles of association, so long as a director has disclosed any interests in a transaction entered into or to be entered into by our company to the board he/she may: vote on a matter relating to the transaction; attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and sign a document on behalf of our company, or do any other thing in his capacity as a director, that relates to the transaction.

Our Sponsor and its affiliates(s) as well as our directors and officers presently have, and in the future any of our Sponsor and its affiliate(s), our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such Sponsor, affiliate(s), officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to complete on a reasonable basis. As a result, the fiduciary duties, conflicts of interest or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination. For example, Mr. Xiangge Liu, our Chief Executive Officer, Chief Financial Officer and Chairman, currently also serves as an Independent Non-Executive Director of A SPAC III Acquisition Corp., a special purpose acquisition company incorporated for the purposes of effecting a business combination. ASPC completed its initial public offering on November 12, 2024, generating gross proceeds of $60,000,000 (inclusive of the partial exercise of the underwriter’s over-allotment option). On May 23, 2025, ASPC announced that it had entered into a merger agreement with Bioserica, an antimicrobial material manufacturer. In the event that ASPC is unable to consummate the business combination with Bioserica and needs to identify a target business, Mr. Liu has a pre-existing fiduciary obligation to present potential target businesses to ASPC, and will therefore present any potential target businesses to it prior to presenting them to us. Mr. Liu is also serving as the CEO, CFO and Chairman of BEST SPAC II Acquisition Corp., a special purpose acquisition company incorporated for the purposes of effecting a business combination. Mr. Heyi Chen, Mr. Huachen Zhang and Ms. Prescille Chu Cernosia are also director nominees for BEST SPAC II. As of the date of this prospectus, BEST SPAC II is in the process of completing its initial public offering. BEST SPAC II intends to pursue prospective targets in the consumer goods sector, which presents an overlap with our prospective target industry, presenting a conflict of interest.

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In addition, our Sponsor, officers and directors are now, and may in the future, Sponsor or participate in the formation of, or become sponsors, an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis.

You should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers”.

●	Maxim, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Representative Share or Founder Shares if we fail to consummate our initial business combination within 12 months after the closing of the IPO (or up to 18 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time without shareholder approval). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our Sponsor until after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Since our Sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	If an initial business combination is not completed, the Company will be required to liquidate. In such event, (i) 1,375,000 Class B ordinary shares held by the Sponsor, for an aggregate purchase price of approximately $0.018 per share, or $25,000 in the aggregate, and (ii) all 277,000 Private Placement Units, for an aggregate purchase price of $10.00 per unit, or $2,770,000 in the aggregate, will be worthless because the Sponsor is not entitled to participate in any redemption of distribution from the Trust Account with respect to such securities. The Sponsor, its affiliates, or promoters, and members of our management team waived their redemption rights and liquidation rights in connection with the purchase of the Founder Shares and the Private Placement Units and no other consideration was paid for such agreement. Since our Sponsor, its affiliates and promoters, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our Sponsor intends to transfer an aggregate of 80,000 of its Founder Shares, or 20,000 each to our four directors and officers, at the consummation of an initial business combination. Accordingly, if we do not complete our initial business combination, such Founder Shares will expire worthless.

●	The Sponsor may make loans from time to time to the Company to fund certain capital requirements. If our Sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Since we will not repay such loans if we do not complete a business combination, a conflict of interest may arise.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor, officers, directors or advisors, or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity(1)	Entity’s Business	Affiliation
Xiangge Liu	Homaer Capital	Financial Services	Advisor
	Qifu Technology Inc	Financial Services	Independent Director
	BEST SPAC II Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
Huachen Zhang	GoFintech Innovation Limited	Investment Holding Company	Co-CEO
	BEST SPAC II Acquisition Corp.	SPAC	Director Nominee
Prescille Chu Cernosia	Olin College of Engineering	Education Institution	Director
	Roxbury Alpha Fit Club LLC	Fitness Center	Franchise Owner
	BEST SPAC II Acquisition Corp.	SPAC	Director Nominee
Heyi Chen	Visionary Capital Investment Limited	Investment	Chief Investment Officer

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under British Virgin Islands law.

Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to complete on a reasonable basis. As a result, the fiduciary duties, conflicts of interest or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm or any other firm that commonly renders valuation opinions or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In the event that we submit our initial business combination to our public shareholders for a vote, Maxim, our Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares, Private Placement Shares and Representative Shares held by them (and their permitted transferees will agree) in favor of our initial business combination. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Our Sponsor intends to transfer an aggregate of 80,000 of its Founder Shares, or 20,000 each to our four directors and officers, at the consummation of an initial business combination. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of February 9, 2026 the number of ordinary shares, including both Class A and Class B ordinary shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of private placement rights, as the private placement rights are not convertible within 60 days of February 9, 2026.

		Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
BEST SPAC I (Holdings) Corp.(2)	1,652,000	22.3%
Yun Chen(2)	1,652,000	22.3%
Kam Chi Kin(2)	1,652,000	22.3%
Liu Xiangge(4)	—	—
Huachen Zhang(3)	—	—
Prescille Chu Cernosia(3)	—	—
Heyi Chen(3)	—	—
All directors and executive officers (4 individuals) as a group	1,652,000	22.3%
Feis Equities LLC(4)	602,260	8.1%
Wolverine Asset Management LLC(5)	525,982	7.1%
Mizuho Financial Group, Inc.(6)	510,001	6.9%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BEST SPAC I Acquisition Corp. is 701, 7/Floor United Building 17-19 Jubilee Street Hong Kong.

(2)	Mr. Yun Chen and Mr. Kam Chi Kin share voting and dispositive power over our securities held by the sponsor.

(3)	BEST SPAC I (Holdings) Corp intends to transfer 20,000 shares to each of our four directors and officers, at the consummation of an initial business combination.

(4)	Pursuant to the schedule 13G filed by the reporting person dated January 30, 2026. The Class A ordinary shares are beneficially owned by Feis Equities LLC (“Feis Equities”). Feis Equities also holds 602,260 rights, which will convert into 60,226 Class A ordinary shares upon the consummation of the Business Combination. Each of Feis Equities and Lawrence M. Feis has shared power to dispose or direct the disposition of the reported Class A ordinary shares. The address of the business office of each of the reporting persons is 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

(5)	Pursuant to the schedule 13G filed by the reporting person dated January 29, 2026. The Class A ordinary shares are beneficially owned by Wolverine Asset Management, LLC (“WAM”), an investment adviser. WAM also holds 525,982 rights, which will convert into 52,598 Class A ordinary shares upon the consummation of the Business Combination. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. WAM has shared power to vote, or direct the vote of, the reported Class A ordinary shares, and each of Wolverine Holdings, WTP, Mr. Bellick, and Mr. Gust has shared power to vote or direct the vote of the same. WAM has shared power to dispose or direct the disposition of the reported Class A ordinary shares, and each of Wolverine Holdings, WTP, Mr. Bellick, and Mr. Gust has shared power to dispose or direct the disposition of the same. The address of the principal business office of each of the reporting persons is Wolverine Asset Management, LLC 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604.

(6)	Pursuant to the schedule 13G filed by the reporting person dated August 13, 2025. The Class A ordinary shares are beneficially owned by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the business office of the reporting persons is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On December 13, 2024, our Sponsor purchased 1,581,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.016 per share. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. Our Sponsor intends to transfer an aggregate of 80,000 of its Founder Shares, or 20,000 each to our four directors and officers, at the consummation of an initial business combination.

As of December 31, 2025, there were 1,375,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.018 per share.

Private Placement Units

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 277,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, Private Placement Shares or Private Placement Rights, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

The Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until after the completion of the Company’s initial Business Combination, except to permitted transferees.

Promissory Note — Related Party

Prior to the IPO, our Sponsor has agreed to loan us up to $350,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable promptly after the date on which the Company consummated an initial public offering of its securities or the date on which the Company determined not to conduct an initial public offering of its securities. As of December 31, 2025 and December 31, 2024, the Company did not have any loans outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

As of December 31, 2025 and 2024, there were no Extension Loans.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent firm that commonly renders valuation opinions, independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Ms. Prescille Chu Cernosia, Mr. Heyi Chen and Mr. Huachen Zhang are independent directors under applicable SEC and Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WWC, P.C. (“WWC”), has acted as our principal independent registered public accounting firm for our financial statements for the years ended December 31, 2025 and 2024. The following is a summary of fees paid or to be paid to WWC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. The aggregate fees billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2025 and 2024 totaled $60,000 and $0, respectively.

Audit-Related Fees. We did not pay WWC for consultations concerning financial accounting and reporting standards during the years ended December 31, 2025 and 2024.

Tax Fees. We did not pay WWC for tax planning and tax advice for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay WWC for other services for the years ended December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed only upon the consummation of our IPO in June 2025. As a result, the audit committee did not pre-approve all of the foregoing services when the work was performed prior to the IPO, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm (PCAOB ID: 1171)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from December 13, 2024 (Inception) to December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2025 and for the Period from December 13, 2024 (Inception) to December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and for the Period from December 13, 2024 (Inception) to December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 12, 2025, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025).

2.1	Merger Agreement dated September 25, 2025 by and among BEST SPAC I Acquisition Corp., High Distinction Group Limited, BEST SPAC I Mini Sub Acquisition Corp., and HDEducation Group Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 26, 2025)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025)

4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 27, 2025)

4.2	Specimen Class A Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 27, 2025)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 27, 2025).

4.4	Rights Agreement, dated June 12, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025)

4.5**	Description of Securities

10.1	Letter Agreement, dated June 12, 2025, by and between the Company’s officers and directors, Maxim Partners LLC and BEST SPAC I (Holdings) Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025).

10.2	Investment Management Trust Agreement, dated June 12, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025).

10.3	Registration Rights Agreement, dated June 12, 2025, by and among the Company and certain securityholders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025)

10.4	Private Placement Unit Purchase Agreement, dated June 12, 2025, by and between the Company and BEST SPAC I (Holdings) Corp. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025).

10.5	Indemnity Agreement, dated June 12, 2025, by and between the Company’s Sponsor, officers, directors and the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 17, 2025)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 27, 2025).

19.1**	Insider Trading Policy.

21**	List of Subsidiaries.

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. **

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on May 27, 2025).

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 27, 2025).

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 27, 2025).

99.4**	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST SPAC I ACQUISITION CORP.

Dated: February 9, 2026	By:	/s/ Xiangge Liu
	Name:	Xiangge Liu
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiangge Liu, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiangge Liu	Chief Executive Officer, Chief Financial Officer and Chairman	February 9, 2026
Xiangge Liu	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Huachen Zhang	Independent Director	February 9, 2026
Huachen Zhang

/s/ Prescille Chu Cernosia	Independent Director	February 9, 2026
Prescille Chu Cernosia

/s/ Heyi Chen	Independent Director	February 9, 2026
Heyi Chen

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 1171)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from December 13, 2024 (Inception) to December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2025 and for the Period from December 13, 2024 (Inception) to December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from December 13, 2024 (Inception) to December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of

BEST SPAC I Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BEST SPAC I Acquisition Corp. and its subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025 and for the period from December 13, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from December 13, 2024 (inception) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before June 16, 2026. If a business combination is not consummated by this date or an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

WWC, P.C.
Certified Public Accountants
PCAOB ID No. 1171

We have served as the Company’s auditor since 2024.

San Mateo, California
 February 9, 2026

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	As of December 31,	As of December 31,
Assets	2025	2024
Current assets
Cash	$1,295,059	$—
Prepaid expenses	125,886	15,000
Total current assets	1,420,945	15,000

Deferred offering costs		12,500
Investments held in Trust Account	56,200,264	—
Total Assets	$57,621,209	$27,500

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$152,972	$3,000
Due to a related party	-	2,500
Total current liabilities	$152,972	$5,500

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 5,500,000 shares subject to possible redemption as of December 31, 2025 and none issued and outstanding as of December 31, 2024	54,944,860	—

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 524,500 shares issued and outstanding (excluding 5,500,000 shares subject to possible redemption) as of December 31, 2025 and none issued and outstanding 2024	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,375,000 shares issued and outstanding as of December 31, 2025 and 2024(1)	—	—
Addition paid-in capital	1,876,524	25,000
Retained earnings (accumulated deficit)	646,853	(3,000)
Total shareholders’ equity	2,523,377	22,000
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$57,621,209	$27,500

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM DECEMBER 13, 2024

(INCEPTION) THROUGH DECEMBER 31, 2024

	For the year ended December 31,	For the Period from December 13, 2024 (inception) through December 31,
	2025	2024

General and administrative expenses	$651,369	$3,000
Loss from Operations	(651,369)	(3,000)
Other income:
Interest income	1,226,393	-
Gain on expiration of over-allotment option liability	74,829	-
Income (Loss) before tax expense	649,853	(3,000)
Tax expense	-	-
Net Income (Loss)	$649,853	$(3,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,983,562	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.47	$-
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,778,753	1,375,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.42)	$(0.00)

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary shares					(Accumulated
	Class A		Class B		Additional paid-in	deficit) retained	Total shareholders’
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance as of December 31, 2024 (Audited)	—	$—	1,375,000	$—	$25,000	$(3,000)	$22,000
Issuance of Private Placement Units	277,000	—	—	—	2,770,000	—	2,770,000
Issuance of representative shares	247,500	—	—	—	544,500	—	544,500
Issuance of Public Rights, net of issuance cost	—	—	—	—	1,176,601	—	1,176,601
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(1,200,264)	—	(1,200,264)
Accretion of carrying value to redemption value	—	—	—	—	(1,439,313)	—	(1,439,313)
Net income	—	—	—	—	—	649,853	649,853
Balance as of December 31, 2025	524,500	$—	1,375,000	$—	$1,876,524	$646,853	$2,523,377

FOR THE PERIOD FROM DECEMBER 13, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class B ordinary shares		Additional paid-in	Accumulated	Total shareholder’s
	Shares (1)	Amount	capital	deficit	equity
Balance as of December 13, 2024 (inception)	1,375,000	$—	$25,000	$—	$25,000
Net loss	—	—	—	(3,000)	(3,000)
Balance as of December 31, 2024	1,375,000	$—	$25,000	$(3,000)	$22,000

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM DECEMBER 13, 2024

(INCEPTION) THROUGH DECEMBER 31, 2024

	For the year ended December 31,	For the Period from December 13, 2024 (inception) through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$649,853	$(3,000)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,200,264)	—
Gain on expiration of over-allotment option liability	(74,829)	—
Changes in operating assets and liabilities:
Prepaid expenses	(110,886)	—
Accounts payable and accrued expenses	137,959	3,000
Net Cash Used in Operating Activities	(598,167)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(55,000,000)	—
Net Cash Used in Investing Activities	(55,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	55,000,000	—
Proceeds from sale of private placement units	2,770,000	—
Payment of underwriter commissions	(550,000)	—
Payment of offering costs	(324,274)	—
Repayment to a related party	(2,500)	—
Net Cash Provided by Financing Activities	56,893,226	—

Net Change in Cash	1,295,059	—

Cash, Beginning of Year/period	—	—
Cash, End of Year/period	$1,295,059	$—

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of ordinary shares subject to redemption	$52,305,283	$—
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$1,200,264	$—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,439,314	$—
Deferred offering costs paid via promissory note – related party	$28,274	—
Deferred offering costs paid by Sponsor in exchange for issuance of class B ordinary shares	$—	$12,500
Prepaid expenses paid by Sponsor under amount due to related party	$—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

BEST SPAC I Acquisition Corp. (the “Company”) is blank check company incorporated as a British Virgin Island (“BVI”) business company on December 13, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). Although there is no restriction or limitation on what industry or geographic region the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the consumer goods industry.

The Company has two wholly owned inactive subsidiaries, High Distinction Group Limited (the “Purchaser” or “PubCo”), a Cayman Islands exempted company, formed on September 1, 2025, and BEST SPAC I Mini Sub Acquisition Corp. (“Merger Sub”), a Cayman Islands exempted company, formed on September 2, 2025.

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from December 13, 2024 (inception) through December 31, 2025 relate to the Company’s formation and its initial public offering (the “IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination and the negotiation with the potential targets for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and investments held in Trust Account from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Best SPAC I (Holdings) Corp., a BVI business company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on June 12, 2025 (the “Effective Date”). On June 16, 2025, the Company consummated the IPO of 5,500,000 units (the “Units”). Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-tenth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $55,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 277,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 825,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on July 27, 2025. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares (as defined below) for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

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

Following the closing of the IPO on June 16, 2025, an amount of $55,000,000 ($10.00 per Unit) from the net proceeds of the sale of Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account are initially to be held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period, subject to applicable law and as further described in the IPO prospectus. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully. The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, which interest shall be net of taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the IPO prospectus).

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,500,000 Class A ordinary shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of additional paid-in capital over an expected 12-month period, leading up to a business combination.

The Company has until 12 months from the closing of the IPO (or up to 18 months if the Company extends the date by which it has to complete a business combination) (the “Combination Period”) to consummate a Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Private Placement Shares (as defined in Note 4), Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 6) and any public shares they may hold in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares, Founder Shares and Representative Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares, Private Placement Shares, and Representative Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Merger Agreement

On September 25, 2025, the Company entered into a merger agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) HDEducation Group Limited, a Cayman Islands exempted company (“HDE”), (ii) the Purchaser and (iii) Merger Sub.

Pursuant to the Merger Agreement, among other things, (i) the Company will merge with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”), and (ii) within two Business Days following the Reincorporation Merger, the Merger Sub will merge with and into HDE and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued Purchaser Class A Ordinary Shares and Purchaser Class B Ordinary Shares valued at $10.00 per share, plus such additional shares of Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal $300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. Certain shareholders and holders of equity awards of HDE will have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which will vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, the Sponsor, and certain shareholders of HDE (together with the Sponsor, the “Supporting Shareholders”) entered into a voting and support agreement pursuant to which the Supporting Shareholders have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

The Merger Agreement also provides that, upon consummation of the transactions, the parties will enter into the following additional agreements:

At the closing, the Purchaser will enter into a registration rights agreement with certain shareholders of HDE and the Company with respect to the shares of the Purchaser issued or issuable in connection with the Business Combination. Either the holders of a majority-in-interest of the registrable securities or the Sponsor has no more than three (3) demand registration rights for its registrable securities. The registration rights agreement provides certain demand registration rights and piggyback registration rights to such shareholders, subject to underwriter cutbacks and issuer blackout periods. The Purchaser will agree to pay certain fees and expenses relating to registrations under the registration rights agreement.

At the closing, the Sponsor and certain shareholders of HDE will enter into a lock-up agreement with the Purchaser, pursuant to which the Sponsor and such shareholders will agree, subject to certain customary exceptions, not to transfer, offer, sell, contract to sell, pledge or otherwise dispose of any ordinary shares of the Company, HDE and the Purchaser, and the shares of the Purchaser that such shares will be converted into in connection with the Business Combination, in each case, held by, or beneficially owned by, the Sponsor or such shareholders immediately after the closing of the Business Combination, for a period of 180 days after the closing. The lock-up shares will be subject to early release from lock-up if the closing price of the Purchaser Class A Ordinary Shares on the Nasdaq Stock Market for any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $12.00 (or $17.00 for the earnout shares), as applicable (as adjusted for share splits, share capitalization, subdivisions, reorganization, recapitalization and other similar arrangements).

Going Concern Consideration

As of December 31, 2025, the Company had $1,295,059 in cash and working capital of $1,267,973.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares and loan proceeds from the Sponsor of up to $350,000 under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full.

Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it may cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until June 16, 2026 to consummate the initial Business Combination (assuming no extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by June 16, 2026. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the liquidation, should a business combination not occur, and potential subsequent dissolution, as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by June 16, 2026 (assuming no extensions), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of these circumstances and the ongoing Venezuela, Russia/Belarus/Ukraine, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the audited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,295,059 and $0 in cash and none in cash equivalents as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

During the year ended December 31, 2025, there were no deposits made and interest earned from the Trust Account amounted to $1,200,264 . There were no withdrawals made during the year ended December 31, 2025. As of December 31, 2025 and 2024, investments held in Trust Account were $56,200,264 and $0, respectively.

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

Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$55,000,000
Subtract:
Proceeds allocated to Public Rights	(1,210,000)
Allocation of offering costs related to redeemable shares	(1,484,717)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	1,200,264
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,439,313
Class A ordinary shares subject to possible redemption – December 31, 2025	54,944,860

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The audited consolidated statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31,	For the Period from December 13, 2024 (inception) through December 31,
	2025	2024
Net income (loss)	$649,853	(3,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	(1,200,264)	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	(1,439,314)	—
Net loss including accretion of ordinary shares to redemption value	$(1,989,725)	(3,000)

	For the year ended December 31, 2025		For the Period from December 13, 2024 (inception) through December 31, 2024
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,246,550)	$(743,175)	$—	$(3,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	1,200,264	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,439,314	—	—	—
Allocation of net income (loss)	1,393,028	(743,175)	—	(3,000)

Denominator:
Basic and diluted weighted average shares outstanding	2,983,562	1,778,753	—
Basic and diluted net income (loss) per ordinary share	$0.47	$(0.42)	$—	$(0.00)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s audited consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 — Initial Public Offering

On June 16, 2025, the Company sold 5,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $55,000,000. Each Unit consists of one Class A ordinary share with no par value and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

The Company paid an underwriting fee of $550,000 in cash at the closing of the IPO.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 277,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $2,770,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

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

Note 5 — Related Party Transactions

Founder Shares

On December 13, 2024, the Company’s Sponsor paid $25,000, or approximately $0.016 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,581,250 Class B ordinary shares (the “Founder Shares”) with no par value, of which an aggregate of up to 206,250 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

On January 1, 2025, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable promptly after the date on which the Company consummated an initial public offering of its securities or the date on which the Company determined not to conduct an initial public offering of its securities. The Company repaid the $79,122 outstanding balance under the promissory note on August 13, 2025. As of December 31, 2025 and 2024, the Company did not have any loans outstanding under the promissory note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

Extension Loans

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $550,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,100,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of December 31, 2025 and 2024, the Company had no borrowings under the Extension Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, the Representatives Shares, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

Underwriting Agreement

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). These securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with HDE, the Purchaser and the Merger Sub, as disclosed in Note 1.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2025 and 2024, there were 524,500 and nil Class A ordinary shares issued or outstanding (excluding 5,500,000 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On December 13, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.016 per share, including an aggregate of up to 206,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As of December 31, 2025 and 2024, there were 1,375,000 Class B ordinary shares issued and outstanding. Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

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

Rights — As of December 31, 2025 and 2024, there were 5,777,000 and nil rights issued and outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island law. As a result, holders must hold rights in multiples of 10 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$56,200,264	$56,200,264	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$—	$—	—	—

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

	December 31, 2025	December 31, 2024
Cash	$1,295,059	$—
Prepaid expenses	$125,886	$15,000
Deferred offering costs	$—	$12,500
Investments held in Trust Account	$56,200,264	$—
Total Assets	$57,621,209	$27,500

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

	For the year ended December 31, 2025	For the Period from December 13, 2024 (inception) through December 31, 2024
General and administrative expenses	$651,369	$3,000
Interest earned on investments held in Trust Account	$1,200,264	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.