Form 10-Q
period 2026-03-31
BEST SPAC I Acquisition Corp.
filed 2026-04-28
CIK 2051587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of April 28, 2026, 6,024,500 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,375,000 Class B ordinary shares were issued and outstanding.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on June 13, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,171,639	$1,295,059
Prepaid expenses	148,317	125,886
Total current assets	1,319,956	1,420,945
Investments held in Trust Account	56,694,430	56,200,264
Total Assets	$58,014,386	$57,621,209

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$186,678	$152,972
Total current liabilities	186,678	152,972

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 5,500,000 shares issued and outstanding subject to possible redemption as of March 31, 2026 and December 31, 2025	56,118,258	54,944,860

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 524,500 shares issued and outstanding (excluding 5,500,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,375,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	—	—
Addition paid-in capital	703,126	1,876,524
Retained earnings	1,006,324	646,853
Total shareholders’ equity	1,709,450	2,523,377
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$58,014,386	$57,621,209

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31,
	2026	2025
General and administrative expenses	$145,134	$40,668
Loss from Operations	(145,134)	(40,668)
Other income:
Interest income	10,439	—
Interest earned on investment held in Trust Account	494,166	—
Income (loss) before tax expense	359,471	(40,668)
Tax expense	—	—
Net income (loss)	$359,471	$(40,668)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,899,500	1,375,000
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.11)	$(0.03)

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Retained	shareholders’
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance – December 31, 2025 (Audited)	524,500	$—	1,375,000	$—	$1,876,524	$646,853	$2,523,377
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(494,166)	—	(494,166)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(679,232)	—	(679,232)
Net income	—	—	—	—		359,471	359,471
Balance as of March 31, 2026 (Unaudited)	524,500	$—	1,375,000	$—	$703,126	$1,006,324	$1,709,450

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary shares				Additional		Total shareholders’
	Class A		Class B		paid-in	Accumulated	equity
	Shares	Amount	Shares(1)	Amount	capital	Deficit	(deficit)
Balance – December 31, 2024 (Audited)	—	$—	1,375,000	$—	$25,000	$(3,000)	$22,000
Net loss	—	—	—	—	—	(40,668)	(40,668)
Balance – March 31, 2025 (Unaudited)	—	$—	1,375,000	$—	$25,000	$(43,668)	$(18,668)

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

	For the Three Months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$359,471	$(40,668)
Adjustment to reconcile net income (loss) to net cash used in operating activities:		—
Changes in operating assets and liabilities:
Investments held in Trust Account	(494,166)	—
Prepaid expenses	(22,432)	5,000
Accounts payable and accrued expenses	33,706	25,320
Net Cash Used in Operating Activities	(123,420)	(10,348)

Cash Flows from Financing Activities:
Advances from a related party	—	10,348
Net Cash Provided by Financing Activities	—	10,348

Net Change in Cash	(123,420)	—
Cash, Beginning of the Period	1,295,059	—
Cash, End of the Period	$1,171,639	$—

Supplemental Disclosure of Cash Flow Information:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$494,166	—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	679,232	$—
Deferred offering costs paid by Sponsor in exchange for issuance of class B ordinary shares	—	$41,122
Prepaid expenses paid by Sponsor under amount due to related party	—	$28,274

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

The Company has two wholly owned subsidiaries, High Distinction Group Limited, a Cayman Islands exempted company formed on September 1, 2025 (the “Purchaser”), and BEST SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company formed on September 2, 2025 (the “Merger Sub”).

As of March 31, 2026, the Company had not commenced any operations. All activities for the period from December 13, 2024 (inception) through March 31, 2026 relates to the Company’s formation and its initial public offering (the “IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination and negotiating with potential targets for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is BEST SPAC I (Holdings) Corp., a British Virgin Islands business company (the “Sponsor”).

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

The Company has only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5), private placement shares, Representative Shares and any public shares they may hold in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Representative Shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares, private placement shares, and Representative Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Pursuant to the terms of the Merger Agreement, upon the closing of the transactions contemplated in the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation (the “Reincorporation Merger”) and the Merger Sub shall become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger; and (ii) within two business days following the Reincorporation Merger, the Merger Sub will merge with and into HDE, the separate corporate existence of the Merger Sub will cease and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser (the “Acquisition Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued class A ordinary shares of the Purchaser (“Purchaser Class A Ordinary Shares”) and class B ordinary shares of the Purchaser (“Purchaser Class B Ordinary Shares” and collectively with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) valued at $10.00 per share, plus such additional shares of Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal $300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. Certain shareholders and holders of equity awards of HDE shall have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which shall vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, the Sponsor, and certain shareholders of HDE (together with the Sponsor, the “Supporting Shareholders”) entered into a voting and support agreement (the “Voting and Support Agreement”) pursuant to which the Supporting Shareholders have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

The Merger Agreement also provides that, upon consummation of the transactions, the parties will enter into the following additional agreements:

At the closing, the Purchaser will enter into a registration rights agreement (the “Registration Rights Agreement”) with certain shareholders of HDE, the Sponsor and the Company with respect to the shares of the Purchaser issued or issuable in connection with the Business Combination. Either the holders of a majority-in-interest of the registrable securities or the Sponsor has no more than three (3) demand registration rights for its registrable securities. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to such shareholders, subject to underwriter cutbacks and issuer blackout periods. The Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $1,171,639 and a working capital of $1,133,278. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares and loan proceeds from the Sponsor of up to $350,000 under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full.

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

The Company has until June 16, 2026 to consummate the initial Business Combination (assuming no extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by June 16, 2026. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period. Management has determined that the liquidation, should a business combination not occur, and potential subsequent dissolution, as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 9, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for the Company’s securities and the prices of its securities may be more volatile.

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

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which the Company has total annual gross revenue of at least $1.235 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three year period.

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) the Company’s annual revenues exceeded $100 million during such completed fiscal year and the market value of the Company’s ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,171,639 and $1,295,059 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

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

During the three months ended March 31, 2026, there were no deposits made or withdrawals and interest earned from the Trust Account amounted to $494,166. As of March 31, 2026 and December 31, 2025, the Company had $56,694,430 and $56,200,264, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$55,000,000
Subtract:
Proceeds allocated to Public Rights	(1,210,000)
Allocation of offering costs related to redeemable shares	(1,484,717)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	1,200,264
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,439,313
Class A ordinary shares subject to possible redemption – December 31, 2025	$54,944,860
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	494,166
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	679,232
Class A ordinary shares subject to possible redemption – March 31, 2026	$56,118,258

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of income is based on the following:

	For the three months ended March 31,
	2026	2025
Net income	$359,471	$(40,668)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(494,166)	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	(679,232)	—
Net loss including accretion of ordinary shares to redemption value	$(813,927)	$(40,668)

	For the three months ended March 31,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(604,986)	$(208,941)	$—	$(40,668)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	494,166	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	679,232	—	—	—
Allocation of net income (loss)	568,412	(208,941)	—	(40,668)

Denominator:
Basic and diluted weighted average shares outstanding	5,500,000	1,899,500	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.10	$(0.11)	$—	$(0.03)

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the ASU 2023-09 on January 1, 2026 and there was no material impact on its unaudited condensed financial statements and disclosures.

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

Promissory Note — Related Party

On January 1, 2025, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable promptly after the date on which the Company consummated an initial public offering of its securities or the date on which the Company determined not to conduct an initial public offering of its securities. The Company repaid the $79,122 outstanding balance on August 13, 2025. As of March 31, 2026 and December 31, 2025, the Company did not have any loans outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Extension Loans

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $550,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,100,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Extension Loans.

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

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted Maxim a right of first refusal to act as sole underwriter, sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 12 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in the event that a target company – in connection with a Business Combination – sources a private placement of public equity (a “PIPE”), and the target company directly introduces investors (exclusive of any investors previously introduced by Maxim), then Maxim will not receive a fee on any proceeds received from investors directly introduced by the target company in connection with the PIPE. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

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

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with HDE, the Purchaser and the Merger Sub, as disclosed in Note 1.

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2026 and December 31, 2025, there were 524,500 Class A ordinary shares issued or outstanding (excluding 5,500,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On December 13, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.016 per share, including an aggregate of up to 206,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As of March 31, 2026 and December 31, 2025, there were 1,375,000 Class B ordinary shares issued and outstanding. Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

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

Rights — As of March 31, 2026 and December 31, 2025, there were 5,777,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$56,694,430	$56,694,430	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$56,200,264	$56,200,264	—	—

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying unaudited condensed financial statements using the retrospective method of adoption.

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

	March 31, 2026	December 31, 2025
Cash	$1,171,639	$1,295,059
Prepaid expenses	$148,317	$125,886
Investments held in Trust Account	$56,694,430	$56,200,264
Total Assets	$58,014,386	$57,621,209

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

	For the three months ended March 31
	2026	2025
General and administrative expenses	$145,134	$40,668
Interest earned on investments held in Trust Account	$494,166	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2026 and the Company’s final prospectus for its initial public offering and in our other filings filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Pursuant to the terms of the Merger Agreement, upon the closing of the transactions contemplated in the Merger Agreement, among other things, (i) the Company will be merged with and into the Purchaser, the separate corporate existence of the Company will cease and the Purchaser will continue as the surviving corporation and the Merger Sub shall become a wholly owned subsidiary of the Purchaser as a consequence of the Reincorporation Merger; and (ii) within two business days following the Reincorporation Merger, the Merger Sub will merge with and into HDE, the separate corporate existence of the Merger Sub will cease and HDE will continue as the surviving company under the laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders and holders of equity awards of HDE is $300,000,000, which will be paid entirely in stock, comprised of newly issued Purchaser Class A Ordinary Shares and Purchaser Class B Ordinary Shares valued at $10.00 per share, plus such additional shares of Purchaser Class A Ordinary Shares as determined pursuant to the Merger Agreement. Such additional shares may be issued to any investor in exchange for cash, and shall equal $300,000,000 divided by the amount of the pre-money valuation of HDE as agreed upon by the Company, HDE and the additional investors, multiplied by the additional invested amount, then divided by $10.00. Certain shareholders and holders of equity awards of HDE shall have the right to receive an aggregate of up to an additional 2,000,000 Purchaser Ordinary Shares (subject to equitable adjustment), which shall vest from and after one month after the closing date until the date that is two years from the closing date, if the volume weighted average price of the Purchaser Ordinary Shares over any twenty (20) trading days within any thirty (30) trading day period is greater than or equal to $15.00.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed transactions is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, HDE, the Purchaser, the Company, BEST SPAC I (Holdings) Corp., and certain shareholders of HDE entered into the Voting and Support Agreement, pursuant to which the Supporting Shareholders have agreed, among other things, to vote in favor of the Reincorporation Merger or the Acquisition Merger, as the case may be, the adoption of the Merger Agreement and any other matters necessary or reasonably requested by HDE, the Purchaser or the Company for consummation of the Reincorporation Merger, the Acquisition Merger and the other transactions contemplated by the Merger Agreement. In addition, the Supporting Shareholders have agreed not to sell, assign, encumber, pledge, hypothecate, dispose, loan or otherwise transfer the shares of the Company or HDE, as applicable, owned of record and beneficially by such Supporting Shareholders or over which such Supporting Shareholders have voting power, prior to the earlier to occur of (a) the Acquisition Merger becoming effective, (b) the termination of the Merger Agreement, and (c) written agreement of the Supporting Shareholders and the Company and the Purchaser.

The Merger Agreement also provides that, upon consummation of the transactions, the parties will enter into the following additional agreements:

At the closing, the Purchaser will enter into the Registration Rights Agreement with certain shareholders of HDE, the Sponsor and the Company with respect to the shares of the Purchaser issued or issuable in connection with the Business Combination. Either the holders of a majority-in-interest of the registrable securities or the Sponsor has no more than three (3) demand registration rights for its registrable securities. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to such shareholders, subject to underwriter cutbacks and issuer blackout periods. The Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 13, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare, and consummate, for the IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination and negotiating with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net income of $359,471 which consisted of general and administrative expenses of $145,134 , offset by interest income of $504,605 .. For the three months ended March 31, 2025, we had net loss of $40,668, all of which consisted of formation and operating expenses.

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

On June 16, 2025, simultaneously with the closing of the IPO, the Company consummated the Private Placement with BEST SPAC I (Holdings) Corp., the Company’s sponsor, of 277,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the Units sold in this offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until the completion of our initial business combination, except to permitted transferees.

Following the IPO and the sale of the Private Placement Units, a total of $55,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account’), and the Company had $1,919,995 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. The Company incurred $1,518,116 in transaction costs, including $550,000 of underwriting commissions which was paid in cash at the closing date of the IPO, the fair value of the Representative Shares of $544,500, and $423,616 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our Sponsor and up to $350,000 in loans from our Sponsor under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full. The promissory note was terminated after the repayment. As of March 31, 2026, no amount was outstanding under the promissory note with our Sponsor.

As of March 31, 2026, we had marketable securities held in the Trust Account of $56,694,430 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of March 31, 2026, the Company had $1,171,639 of cash on hand and working capital of $1,133,278. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2026, no borrowing was outstanding under the Working Capital Loans.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a business combination by June 16, 2026 (assuming no extension), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with (i) HDE; (ii) the Purchaser; and (iii) the Merger Sub, as described above.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,500,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance on January 1, 2026 and the adoption did not have material impact on its financial position, results of operations or cash flows.

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

Our principal executive officer and principal financial and accounting officer (our “Certifying Officer”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, pursuant to Rules 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

On June 16, 2025, we consummated the IPO of 5,500,000 Units. Each Unit consists of one Class A ordinary share no par value of the Company and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $55,000,000.

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

BEST SPAC I ACQUISITION CORP.

Date: April 28, 2026	By:	/s/ Xiangge Liu
	Name:	Xiangge Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)