Form 10-Q
period 2026-06-30
BEST SPAC I Acquisition Corp.
filed 2026-08-06
CIK 2051587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

+1 702 287 9776

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

As of August 6, 2026, 691,213 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,375,000 Class B ordinary shares were issued and outstanding.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,112,525	$1,295,059
Prepaid expenses	99,007	125,886
Total current assets	1,211,532	1,420,945

Investments held in Trust Account	1,744,299	56,200,264
Total Assets	$2,955,831	$57,621,209

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$181,702	$152,972
Due to a related party	12,013	—
Total current liabilities	193,715	152,972

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 166,713 shares and 5,500,000 shares issued and outstanding subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively	1,744,299	54,944,860

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 524,500 shares issued and outstanding (excluding 166,713 shares and 5,500,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,375,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	—	—
Additional paid-in capital	—	1,876,524
Retained earnings	1,017,817	646,853
Total shareholders’ equity	1,017,817	2,523,377
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$2,955,831	$57,621,209

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
General and administrative expenses	$124,997	$93,555	$270,131	$134,223
Loss from Operations	(124,997)	(93,555)	(270,131)	(134,223)
Other income:
Interest income	9,536	—	19,975	—
Interest earned on investment held in Trust Account	282,263	87,764	776,429	87,764
Income (loss) before tax expense	166,802	(5,791)	526,273	(46,459)
Tax expense	—	—	—	—
Net income (loss)	$166,802	$(5,791)	$526,273	$(46,459)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,038,483	846,154	4,262,442	425,414
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.14	$0.14	$0.23	$0.33
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,899,500	1,455,692	1,899,500	1,415,569
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.14)	$(0.09)	$(0.24)	$(0.13)

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Retained	shareholders’
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance – December 31, 2025 (Audited)	524,500	$—	1,375,000	$—	$1,876,524	$646,853	$2,523,377
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(494,166)	—	(494,166)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(679,232)	—	(679,232)
Net income	—	—	—	—		359,471	359,471
Balance as of March 31, 2026 (Unaudited)	524,500	$—	1,375,000	$—	$703,126	$1,006,324	$1,709,450
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(282,263)	—	(282,263)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(576,172)	—	(576,172)
Accretion of additional paid-in capital to retained earnings	—	—	—	—	155,309	(155,309)	—
Net income	—	—	—	—		166,802	166,802
Balance as of June 30, 2026 (Unaudited)	524,500	$—	1,375,000	$—	$—	$1,017,817	$1,017,817

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary shares				Additional		Total shareholders’
	Class A		Class B		paid-in	Accumulated	equity
	Shares	Amount	Shares(1)	Amount	capital	Deficit	(deficit)
Balance – December 31, 2024 (Audited)	—	$—	1,375,000	$—	$25,000	$(3,000)	$22,000
Net loss	—	—	—	—	—	(40,668)	(40,668)
Balance – March 31, 2025 (Unaudited)	—	$—	1,375,000	$—	$25,000	$(43,668)	$(18,668)
Issuance of Private Placement Units	277,000	—	—	—	2,770,000	—	2,770,000)
Issuance of representative shares	247,500	—	—	—	544,500	—	544,500
Issuance of Public Rights, net of issuance cost	—	—	—	—	1,176,601	—	1,176,601
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(87,764)	—	(87,764)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(106,174)	—	(106,174)
Net loss	—	—	—	—	—	(5,791)	(5,791)
Balance as of June 30, 2025 (Unaudited)	524,500	$—	1,375,000	$—	$4,322,163	$(49,459)	$4,272,704

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

	For the Six Months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$526,273	$(46,459)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(776,429)	(87,764)
Changes in operating assets and liabilities:
Prepaid expenses	26,879	(102,197)
Accounts payable and accrued expenses	28,730	39,067
Net Cash Used in Operating Activities	(194,547)	(197,353)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay public shareholder redemptions	55,232,394	—
Purchase of investments held in Trust Account	—	(55,000,000)
Net Cash Provided by (Used in) Investing Activities	55,232,394	(55,000,000)

Cash Flows from Financing Activities:		—
Payment of public shareholder redemptions	(55,232,394)
Proceeds from sale of public units	—	55,000,000
Proceeds from sale of private placement units	—	2,770,000
Proceeds from issuance of promissory note to related party	—	79,122
Payment of underwriter commissions	—	(550,000)
Payment of offering costs	—	(324,274)
Advances from a related party	12,013	—
Repayment to a related party	—	(2,500)
Net Cash (Used in) Provided by Financing Activities	(55,220,381)	56,972,348

Net Change in Cash	(182,534)	1,774,995
Cash, Beginning of the Period	1,295,059	—
Cash, End of the Period	$1,112,525	$1,774,995

Supplemental Disclosure of Cash Flow Information:
Initial classification of ordinary shares subject to redemption	$—	$52,305,283
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$776,429	$87,764
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,255,404	$106,174
Deferred offering costs paid via promissory note – related party	$—	$28,274

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

As of June 30, 2026, the Company had not commenced any operations. All activities for the period from December 13, 2024 (inception) through June 30, 2026 relates to the Company’s formation and its initial public offering (the “IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination and negotiating with potential targets for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is BEST SPAC I (Holdings) Corp., a British Virgin Islands business company (the “Sponsor”).

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

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,500,000 Class A ordinary shares sold as part of the Units in the IPO will be issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period, which is the period that the Company initially had to complete a business combination.

The Company has until June 16, 2027, or up to 24 months from the IPO, to complete a business combination (the “Combination Period”). If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Extensions and Redemptions

On May 19, 2026, at its Extraordinary General Meeting (the “2026 EGM”), the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association (the “2026 Charter Amendment”) to allow the Company to extend the date by which it has to complete a business combination for an additional 12 months from June 16, 2026 to June 16, 2027. On May 19, 2026, following the shareholder approval, the Company filed the second amended and restated memorandum and articles of association with the British Virgin Islands Registrar of Corporate Affairs, giving the Company up to 24 months from its initial public offering (i.e., until June 16, 2027) to consummate an initial business combination.

In connection with the shareholder’s vote at the 2026 EGM, 5,333,287 Class A ordinary shares were redeemed for approximately $55.2 million. Immediately after the redemption, there was approximately $1.7 million remaining in the Trust Account and Sponsor holds approximately 80.0% of the Company’s 2,066,213 outstanding ordinary shares.

Assignment Of Economic Interest Agreement

On May 19, 2026, the Sponsor entered into an assignment of economic interest agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 451,243 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the 2026 Charter Amendment, the Sponsor agreed to transfer to such third party an aggregate of 50,000 of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial business combination.

Going Concern Consideration

As of June 30, 2026, the Company had cash of $1,112,525 and a working capital of $1,017,817. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares and loan proceeds from the Sponsor of up to $350,000 under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full.

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

The Company has until June 16, 2027 to consummate the initial Business Combination (assuming no further extensions). There is no assurance that the Company’s plans to consummate a Business Combination will be successful by June 16, 2027. If the Company does not complete a Business Combination, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period. Management has determined that the liquidation, should a business combination not occur, and potential subsequent dissolution, as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that if the Company is unable to complete a Business Combination by June 16, 2027 (assuming no further extension), then the Company will cease all operations except for the purpose of liquidating. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 9, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,112,525 and $1,295,059 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026, $55,232,394 was withdrawn to pay redeemed public shareholders in connection with the 2026 EGM, and interest earned from the Trust Account amounted to $776,429. As of June 30, 2026 and December 31, 2025, the Company had $1,744,299 and $56,200,264, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,500,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the period that the Company initially had to complete a Business Combination.

Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$55,000,000
Subtract:
Proceeds allocated to Public Rights	(1,210,000)
Allocation of offering costs related to redeemable shares	(1,484,717)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	1,200,264
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,439,313
Class A ordinary shares subject to possible redemption – December 31, 2025	$54,944,860
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	494,166
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	679,232
Class A ordinary shares subject to possible redemption – March 31, 2026	$56,118,258
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	282,263
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	576,172
Subtract:
Payment to redeemed shareholders	(55,232,394)
Class A ordinary shares subject to possible redemption – June 30, 2026	$1,744,299

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$166,802	$(5,791)	$526,273	$(46,459)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(282,263)	(87,764)	(776,429)	(87,764)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	(576,172)	(106,174)	(1,255,404)	(106,174)
Net loss including accretion of ordinary shares to redemption value	$(691,633)	(199,729)	(1,505,560)	$(240,397)

	For the three months ended June 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(425,582)	$(266,051)	$(73,421)	$(126,308)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	282,263	—	87,764	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	576,172	—	106,174	—
Allocation of net income (loss)	432,853	(266,051)	120,517	(126,308)

Denominator:
Basic and diluted weighted average shares outstanding	3,038,483	1,899,500	846,154	1,455,692
Basic and diluted net income (loss) per ordinary share	$0.14	$(0.14)	$0.14	$(0.09)

	For the six months ended June 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(1,041,450)	$(464,110)	$(55,550)	$(184,847)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	776,429	—	87,764	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,255,404	—	106,174	—
Allocation of net income (loss)	990,383	(464,110)	138,388	(184,847)

Denominator:
Basic and diluted weighted average shares outstanding	4,262,442	1,899,500	425,414	1,415,569
Basic and diluted net income (loss) per ordinary share	$0.23	$(0.24)	$0.33	$(0.13)

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

On May 19, 2026, the Sponsor entered into an assignment of economic interest agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 451,243 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the 2026 Charter Amendment, the Sponsor agreed to transfer to such third party an aggregate of 50,000 of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial Business Combination.

Promissory Note — Related Party

On January 1, 2025, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable promptly after the date on which the Company consummated an initial public offering of its securities or the date on which the Company determined not to conduct an initial public offering of its securities. The Company repaid the $79,122 outstanding balance on August 13, 2025. As of June 30, 2026 and December 31, 2025, the Company did not have any loans outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with HDE, the Purchaser and the Merger Sub, as disclosed in Note 1.

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of June 30, 2026 and December 31, 2025, there were 524,500 Class A ordinary shares issued or outstanding, excluding 166,713 and 5,500,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On December 13, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.016 per share, including an aggregate of up to 206,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As of June 30, 2026 and December 31, 2025, there were 1,375,000 Class B ordinary shares issued and outstanding. Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

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

Rights — As of June 30, 2026 and December 31, 2025, there were 5,777,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$1,744,299	$1,744,299	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$56,200,264	$56,200,264	—	—

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

	June 30, 2026	December 31, 2025
Cash	$1,112,525	$1,295,059
Prepaid expenses	$99,007	$125,886
Investments held in Trust Account	$1,744,299	$56,200,264
Total Assets	$2,955,831	$57,621,209

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

	For the three months ended June 30		For the six months ended June 30
	2026	2025	2026	2025
General and administrative expenses	$124,997	$93,555	$270,131	$134,223
Interest earned on investments held in Trust Account	$282,263	$87,764	$776,429	$87,764

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

Recent Developments

On May 19, 2026, at the 2026 EGM, the Company’s shareholders approved a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to allow the Company to extend the date by which it had to complete a business combination to June 16, 2027, or up to 24 months from its initial public offering. In connection with the shareholders’ vote at the 2026 EGM, 5,333,287 Class A ordinary shares with redemption value of $55,232,394.24 were tendered for redemption. The Company filed the second amended and restated memorandum and articles of association with the Registrar of Corporate Affairs at the British Virgin Islands on May 19, 2026.

On May 19, 2026, the Sponsor entered into an assignment of economic interest agreement with an unaffiliated third party. In exchange for such third party agreeing to vote 451,243 shares of the Company’s Class A ordinary shares sold in its initial public offering in favor of the 2026 Charter Amendment, the Sponsor agreed to transfer to such third party an aggregate of 50,000 of the Company’s Class B ordinary shares held by the Sponsor immediately following the release or expiration of any transfer restrictions after the consummation of an initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 13, 2024 (inception) through June 30, 2026 were organizational activities and those necessary to prepare, and consummate, for the IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination and negotiating with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had a net income of $166,802 which consisted of general and administrative expenses of $124,997, offset by interest income of $291,799. For the three months ended June 30, 2025, we had net loss of $5,791, which consisted of interest income of $87,764, partially offset by general and administrative expenses of $93,555.

For the six months ended June 30, 2026, we had a net income of $526,273 which consisted of general and administrative expenses of $270,131, offset by interest income of $796,404. For the six months ended June 30, 2025, we had net loss of $46,459 which consisted of interest income of $87,764, partially offset by general and administrative expenses of $134,223.

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

Following the IPO and the sale of the Private Placement Units, a total of $55,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account’), and the Company had $1,919,995 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. The Company incurred $1,518,116 in transaction costs, including $550,000 of underwriting commissions which was paid in cash at the closing date of the IPO, the fair value of the Representative Shares of $544,500, and $423,616 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our Sponsor and up to $350,000 in loans from our Sponsor under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full. The promissory note was terminated after the repayment. As of June 30, 2026, no amount was outstanding under the promissory note with our Sponsor.

As of June 30, 2026, we had marketable securities held in the Trust Account of $1,744,299 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of June 30, 2026, the Company had $1,112,525 of cash on hand and working capital of $1,017,817. We intend to use the funds held outside the Trust Account primarily to fund transaction costs related to the Business Combination with the prospective target, and review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2026, no borrowing was outstanding under the Working Capital Loans.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans (see Note 5). In addition, if the Company is unable to complete a business combination by June 16, 2027 (assuming no further extension), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. The date for liquidation and subsequent dissolution as well as liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,500,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the period that the Company initially had to complete a Business Combination.

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

Our principal executive officer and principal financial and accounting officer (our “Certifying Officer”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, pursuant to Rules 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

BEST SPAC I ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ Xiangge Liu
	Name:	Xiangge Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)