Form 10-Q
period 2026-09-30
BEST SPAC I Acquisition Corp.
filed 2026-11-05
CIK 2051587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 5, 2026, 691,213 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,375,000 Class B ordinary shares were issued and outstanding.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	2
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	3
Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	32
Signatures	33

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. The Company has based these forward-looking statements on its current expectations and projections about future events. All statements, other than statements of historical fact, included in this Quarterly Report, including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. They are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the risk that the conditions of an initial business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on June 13, 2025 (the “Prospectus”) and in its other filings filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$1,006,248	$1,295,059
Prepaid expenses	66,214	125,886
Total current assets	1,072,462	1,420,945

Investments held in Trust Account	1,760,238	56,200,264
Total Assets	$2,832,700	$57,621,209

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$180,387	$152,972
Total current liabilities	180,387	152,972

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 100,000,000 shares authorized; 166,713 shares and 5,500,000 shares issued and outstanding subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively	1,760,238	54,944,860

Shareholders’ Equity:
Preferred shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 524,500 shares issued and outstanding (excluding 166,713 shares and 5,500,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,375,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)	—	—
Additional paid-in capital	—	1,876,524
Retained earnings	892,075	646,853
Total shareholders’ equity	892,075	2,523,377
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$2,832,700	$57,621,209

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$134,489	$423,606	$404,620	$557,829
Loss from Operations	(134,489)	(423,606)	(404,620)	(557,829)
Other income:
Interest income	24,686	589,141	821,090	676,905
Gain on expiration of over-allotment option liability	-	74,829	-	74,829
(Loss) income before tax expense	(109,803)	240,364	416,470	193,905
Tax expense	-	—	-	—
Net (loss) income	$(109,803)	$240,364	$416,470	$193,905

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	166,713	5,500,000	2,882,196	2,135,531
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.09	$0.37	$0.35
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,899,500	1,966,755	1,899,500	1,738,061
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.06)	$(0.13)	$(0.34)	$(0.32)

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Retained	shareholders’
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance – December 31, 2025 (Audited)	524,500	$—	1,375,000	$—	$1,876,524	$646,853	$2,523,377
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(494,166)	—	(494,166)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(679,232)	—	(679,232)
Net income	—	—	—	—		359,471	359,471
Balance as of March 31, 2026 (Unaudited)	524,500	$—	1,375,000	$—	$703,126	$1,006,324	$1,709,450
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(282,263)	—	(282,263)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(576,172)	—	(576,172)
Accretion of additional paid-in capital to retained earnings	—	—	—	—	155,309	(155,309)	—
Net income	—	—	—	—		166,802	166,802
Balance as of June 30, 2026 (Unaudited)	524,500	$—	1,375,000	$—	$—	$1,017,817	$1,017,817
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	—	(15,939)	(15,939)
Net loss	—	—	—	—	—	(109,803)	(109,803)
Balance as of September 30, 2026 (Unaudited)	524,500	$—	1,375,000	$—	$—	$892,075	$892,075

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary shares				Additional	(Accumulated Deficit)	Total shareholders’
	Class A		Class B		paid-in	retained	(deficit)
	Shares	Amount	Shares(1)	Amount	capital	earnings	equity
Balance – December 31, 2024 (Audited)	—	$—	1,375,000	$—	$25,000	$(3,000)	$22,000
Net loss	—	—	—	—	—	(40,668)	(40,668)
Balance – March 31, 2025 (Unaudited)	—	$—	1,375,000	$—	$25,000	$(43,668)	$(18,668)
Issuance of Private Placement Units	277,000	—	—	—	2,770,000	—	2,770,000
Issuance of representative shares	247,500	—	—	—	544,500	—	544,500
Issuance of Public Rights, net of issuance cost	—	—	—	—	1,176,601	—	1,176,601
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(87,764)	—	(87,764)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(106,174)	—	(106,174)
Net loss	—	—	—	—	—	(5,791)	(5,791)
Balance as of June 30, 2025 (Unaudited)	524,500	$—	1,375,000	$—	$4,322,163	$(49,459)	$4,272,704
Subsequent measurement of ordinary shares subject to redemption (interest earned on Trust Account)	—	—	—	—	(575,529)	—	(575,529)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	—	—	—	—	(662,384)	—	(662,384)
Net income	—	—	—	—	—	240,364	240,364
Balance as of September 30, 2025 (Unaudited)	524,500	$—	1,375,000	$—	$3,084,250	$190,905	$3,275,155

(1)	Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Nine Months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$416,470	$193,905
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(792,368)	(663,293)
Gain on expiration of over-allotment option liability	-	(74,829)
Changes in operating assets and liabilities:
Prepaid expenses	59,672	(175,063)
Accounts payable and accrued expenses	27,415	205,146
Net Cash Used in Operating Activities	(288,811)	(514,134)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay public shareholder redemptions	55,232,394	—
Purchase of investments held in Trust Account	—	(55,000,000)
Net Cash Provided by (Used in) Investing Activities	55,232,394	(55,000,000)

Cash Flows from Financing Activities:
Payment of public shareholder for redemptions	(55,232,394)	—
Proceeds from sale of public units	—	55,000,000
Proceeds from sale of private placement units	—	2,770,000
Payment of underwriter commissions	—	(550,000)
Payment of offering costs	—	(324,274)
Repayment to a related party	—	(2,500)
Net Cash (Used in) Provided by Financing Activities	(55,232,394)	56,893,226

Net Change in Cash	(288,811)	1,379,092
Cash, Beginning of the Period	1,295,059	—
Cash, End of the Period	$1,006,248	$1,379,092

Supplemental Disclosure of Cash Flow Information:
Initial classification of ordinary shares subject to redemption	$—	$52,305,283
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$792,368	$663,293
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,255,404	$768,559
Deferred offering costs paid via promissory note – related party	$—	$28,274

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEST SPAC I ACQUISITION CORP. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

BEST SPAC I Acquisition Corp. (the “Company”) is a blank check company incorporated as a British Virgin Islands business company on December 13, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue prospective targets in any industry or geographic region.

The Company has two wholly owned subsidiaries, High Distinction Group Limited, a Cayman Islands exempted company formed on September 1, 2025 (the “Purchaser”), and BEST SPAC I Mini Sub Acquisition Corp., a Cayman Islands exempted company formed on September 2, 2025 (the “Merger Sub”).

As of September 30, 2026, the Company had not commenced any operations. All activities for the period from December 13, 2024 (inception) through September 30, 2026 relate to the Company’s formation and its initial public offering (the “IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination and negotiating with potential targets for an initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is BEST SPAC I (Holdings) Corp., a British Virgin Islands business company (the “Sponsor”).

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

Total transaction costs amounted to $1,518,116, consisting of $550,000 underwriting commissions which were paid in cash at the closing date of the IPO, the fair value of $544,500 of the Representative Shares (discussed below), and $423,616 of other offering costs. At the closing date of the IPO, cash of $1,919,995 was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

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

In connection with the shareholder vote at the 2026 EGM, 5,333,287 Class A ordinary shares were redeemed for approximately $55.2 million. Immediately after the redemption, there was approximately $1.7 million remaining in the Trust Account and Sponsor holds approximately 80.0% of the Company’s 2,066,213 outstanding ordinary shares.

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

Notice of Failure to Satisfy a Continued Listing Rule

On August 19, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon a review of the Company’s Market Value of Listed Securities (MVLS) for the last 30 consecutive business days, the Company no longer meets the minimum MVLS of $35,000,000 required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(2). The Company also does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3).

The notification has no immediate effect on the listing of the Company’s securities, and its units, Class A ordinary shares and rights continue to trade on Nasdaq under the symbol “BSAAU,” “BSAA” and “BSAAR,” respectively.

In accordance with the Nasdaq listing rules, the Company has been provided with a compliance period of 180 calendar days, or until February 15, 2027, in which to regain compliance. In the event the Company does not regain compliance with the MVLS requirement prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. There is no assurance that the Company will be able to regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period or at all.

Going Concern Consideration

As of September 30, 2026, the Company had cash of $1,006,248 and a working capital of $892,075. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founders Shares and loan proceeds from the Sponsor of up to $350,000 under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full.

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

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, the imposition of tariffs, sanctions and export controls, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances, ongoing global conflicts and any future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by these events, including as a result of increased market volatility, decreased market liquidity or third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these circumstances on the world economy and their specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 9, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the Company’s securities less attractive as a result, there may be a less active trading market for the Company’s securities and the prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,006,248 and $1,295,059 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

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

During the nine months ended September 30, 2026, $55,232,394 was withdrawn to pay redeemed public shareholders in connection with the 2026 EGM, and interest earned from the Trust Account amounted to $792,368. As of September 30, 2026 and December 31, 2025, the Company had $1,760,238 and $56,200,264, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation insured limit of $250,000. At September 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds from IPO	$55,000,000
Subtract:
Proceeds allocated to Public Rights	(1,210,000)
Allocation of offering costs related to redeemable shares	(1,484,717)
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	1,200,264
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,439,313
Class A ordinary shares subject to possible redemption – December 31, 2025	$54,944,860
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	494,166
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	679,232
Class A ordinary shares subject to possible redemption – March 31, 2026	$56,118,258
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	282,263
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	576,172
Subtract:
Payment to redeemed shareholders	(55,232,394)
Class A ordinary shares subject to possible redemption – June 30, 2026	$1,744,299
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	15,939
Class A ordinary shares subject to possible redemption – September 30, 2026	$1,760,238

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the conversion of the rights is contingent upon the occurrence of future events. As of September 30, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(109,803)	$240,364	$416,470	$193,905
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(15,939)	(575,529)	(792,368)	(663,293)
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	(662,384)	(1,255,404)	(768,559)
Net loss including accretion of ordinary shares to redemption value	$(125,742)	(997,549)	(1,631,302)	$(1,237,947)

	For the three months ended September 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(10,146)	$(115,596)	$(734,794)	$(262,756)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	15,939	—	575,529	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	—	662,385	—
Allocation of net income (loss)	5,793	(115,596)	503,120	(262,756)

Denominator:
Basic and diluted weighted average shares outstanding	166,713	1,899,500	5,500,000	1,966,755
Basic and diluted net income (loss) per ordinary share	$0.03	$(0.06)	$0.09	$(0.13)

	For the nine months ended September 30,
	2026		2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(983,276)	(648,026)	$(682,485)	$(555,461)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	792,368	—	663,293	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,255,404	—	768,559	—
Allocation of net income (loss)	1,064,496	(648,026)	749,366	(555,461)

Denominator:
Basic and diluted weighted average shares outstanding	2,882,196	1,899,500	2,135,531	1,738,061
Basic and diluted net income (loss) per ordinary share	$0.37	(0.34)	$0.35	$(0.32)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for entities with non-calendar year ends. The amendments require public business entities to provide additional disaggregated disclosures regarding certain categories of expenses included in relevant income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these amendments may have on its unaudited condensed consolidated financial statements and related disclosures.

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

On September 29, 2026, Naoda Investments Limited, pursuant to an instrument of transfer, transferred all of its ordinary shares of the Sponsor to A SPAC (Holdings) Group Corp. (the “Buyer”). As a result of the transfer, the Buyer holds 100% of the issued and outstanding ordinary shares of the Sponsor, which directly holds 1,375,000 Class B ordinary shares and 277,000 Class A ordinary shares underlying the Private Placement Units, representing approximately 80.0% of the Company’s issued and outstanding ordinary shares. No changes were made to the directors or officers of the Company.

In connection with the transfer, Yun Chen resigned as the sole director of the Sponsor. Upon such resignation, Claudius Tsang, a director of the Buyer, was appointed as the sole director of the Sponsor and has shared voting and investment discretion with Kam Chi Kin with respect to the securities held of record by the Sponsor.

Promissory Note — Related Party

On January 1, 2025, the Sponsor agreed to loan the Company up to $350,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable promptly after the date on which the Company consummated an initial public offering of its securities or the date on which the Company determined not to conduct an initial public offering of its securities. The Company repaid the $79,122 outstanding balance on August 13, 2025. As of September 30, 2026 and December 31, 2025, the Company did not have any loans outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, Representative Shares, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Merger Agreement

On September 25, 2025, the Company entered into the Merger Agreement with HDE, the Purchaser and the Merger Sub, as disclosed in Note 1.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2026 and December 31, 2025, there were 524,500 Class A ordinary shares issued and outstanding, excluding 166,713 and 5,500,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On December 13, 2024, the Company issued 1,581,250 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.016 per share, including an aggregate of up to 206,250 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On July 30, 2025, the Sponsor forfeited 206,250 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As of September 30, 2026 and December 31, 2025, there were 1,375,000 Class B ordinary shares issued and outstanding. Class B ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 206,250 Founder Shares on July 30, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

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

Rights — As of September 30, 2026 and December 31, 2025, there were 5,777,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$1,760,238	$1,760,238	—	—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$56,200,264	$56,200,264	—	—

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

	September 30, 2026	December 31, 2025
Cash	$1,006,248	$1,295,059
Prepaid expenses	$66,214	$125,886
Investments held in Trust Account	$1,760,238	$56,200,264
Total Assets	$2,832,700	$57,621,209

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$134,489	$423,606	$404,620	$557,829
Interest earned on investments held in Trust Account	$15,939	$575,529	$792,368	$663,293

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact, included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. They are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the risk that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2026 and the Prospectus and in our other filings filed with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On August 19, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that, based upon a review of the Company’s Market Value of Listed Securities (MVLS) for the last 30 consecutive business days, the Company no longer meets the minimum MVLS of $35,000,000 required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(2). The Company also does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3).

The notification has no immediate effect on the listing of the Company’s securities, and its units, Class A ordinary shares and rights continue to trade on Nasdaq under the symbol “BSAAU,” “BSAA” and “BSAAR,” respectively.

In accordance with the Nasdaq listing rules, the Company has been provided with a compliance period of 180 calendar days, or until February 15, 2027, in which to regain compliance. In the event the Company does not regain compliance with the MVLS requirement prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. There is no assurance that the Company will be able to regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period or at all.

On September 29, 2026, Naoda Investments Limited, pursuant to an instrument of transfer, transferred all of its ordinary shares of the Sponsor to the Buyer.

As a result of the transfer, the Buyer holds 100% of the issued and outstanding ordinary shares of the Sponsor, which directly holds 1,375,000 Class B ordinary shares and 277,000 Class A ordinary shares underlying the Private Placement Units, representing approximately 80.0% of the Company’s issued and outstanding ordinary shares. No changes were made to the directors or officers of the Company.

In connection with the transfer, Yun Chen resigned as the sole director of the Sponsor. Upon such resignation, Claudius Tsang, a director of the Buyer, was appointed as the sole director of the Sponsor and has shared voting and investment discretion with Kam Chi Kin with respect to the securities held of record by the Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 13, 2024 (inception) through September 30, 2026 were organizational activities and those necessary to prepare, and consummate, for the IPO, described below, and subsequent to the IPO, identifying a target company for a Business Combination and negotiating with potential targets for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2026, we had a net loss of $109,803 which consisted of general and administrative expenses of $134,489, partially offset by interest income of $24,686. For the three months ended September 30, 2025, we had net income of $240,364, which consisted of general and administrative expenses of $423,606, offset by interest income of $589,141 and gain on expiration of over-allotment option liability of $74,829.

For the nine months ended September 30, 2026, we had a net income of $416,470 which consisted of general and administrative expenses of $404,620, offset by interest income of $821,090. For the nine months ended September 30, 2025, we had net income of $193,905, which consisted of general and administrative expenses of $557,829, offset by interest income of $676,905 and gain on expiration of over-allotment option liability of $74,829.

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

On June 16, 2025, simultaneously with the closing of the IPO, the Company consummated the Private Placement with BEST SPAC I (Holdings) Corp., the Company’s sponsor, of 277,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act as the transactions did not involve a public offering. The Private Placement Units are identical to the Units sold in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until the completion of our initial business combination, except to permitted transferees.

Following the IPO and the sale of the Private Placement Units, a total of $55,000,000 was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), and the Company had $1,919,995 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. The Company incurred $1,518,116 in transaction costs, including $550,000 of underwriting commissions which was paid in cash at the closing date of the IPO, the fair value of the Representative Shares of $544,500, and $423,616 of other offering costs. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses. Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our Sponsor and up to $350,000 in loans from our Sponsor under an unsecured promissory note. On August 13, 2025, the Company repaid the promissory note in full. The promissory note was terminated after the repayment. As of September 30, 2026, no amount was outstanding under the promissory note with our Sponsor.

As of September 30, 2026, we had marketable securities held in the Trust Account of $1,760,238 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any.

As of September 30, 2026, the Company had $1,006,248 of cash on hand and working capital of $892,075. We intend to use the funds held outside the Trust Account primarily to fund transaction costs related to the Business Combination with the prospective target, and review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2026, no borrowing was outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, Representative Shares, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 for entities with non-calendar year ends. The amendments require public business entities to provide additional disaggregated disclosures regarding certain categories of expenses included in relevant income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these amendments may have on its unaudited condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

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

Our principal executive officer and principal financial and accounting officer (our “Certifying Officer”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, pursuant to Rules 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement with BEST SPAC I (Holdings) Corp., the Company’s sponsor, of 277,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,770,000. The Private Placement Units are identical to the Units sold in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until the completion of our initial business combination.

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

Total transaction costs amounted to $1,518,116 consisting of $550,000 of cash underwriting commissions which was paid in cash at the closing date of the IPO on June 16, 2025, $544,500 fair value of the Representative Shares, and $423,616 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith. This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST SPAC I ACQUISITION CORP.

Date: November 5, 2026	By:	/s/ Xiangge Liu
	Name:	Xiangge Liu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)